Form 10-Q
period 2013-03-31
MDS ENERGY PUBLIC 2013-A LP
filed 2013-06-10
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

MDS ENERGY PUBLIC 2013 - A LP
(Name of small business issuer in its charter)

Delaware	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Butler Road
Suite A
Kittanning, PA	16201
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (855) 807-0807

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2013 this Partnership had no units of limited partnership interest and no units of additional general partnership interest outstanding.

MDS ENERGY PUBLIC 2013 - A LP
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Implications of Being an Emerging Growth Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY.

 The Jumpstart Our Business Startups Act (the “JOBS Act”) became law in April 2012. The partnership is an “emerging growth Company” as defined in the JOBS Act, and they are eligible for certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that usually apply to public companies.

These exemptions include, among others, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, any requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, nor with new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The partnerships have not yet decided whether to use any or all of the exemptions.

Additionally, under Section 107 of the JOBS Act, an “emerging growth company” is eligible for the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Act”) to comply with new or revised accounting standards. This means an “emerging growth company” can delay adopting certain accounting standards until those standards otherwise become applicable to private companies. However, the partnerships are electing to “opt out” of that extended transition period, and therefore will comply with new or revised accounting standards on the dates the standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that the partnerships’ decision to opt out of the extended transition period for compliance with new or revised accounting standards is irrevocable.

The  partnership could continue to be an “emerging growth company” until the earliest of:

(i)	the last day of the first fiscal year in which it has total annual gross revenue of $1 billion or more;

(ii)	the last day of the fiscal year following the fifth anniversary of the date of the first sale of its units pursuant to this prospectus and the program’s Registration Statement with the SEC;

(iii)
the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), which would occur if the market value of its units held by non-affiliates exceeds $700 million, measured as of the last business day of its most recently completed second fiscal quarter; or

(iv)	the date on which it has, during the preceding three year period, issued more than $1 billion in non-convertible debt.

The partnership anticipate that it will continue to be emerging growth companies until the termination of the five year period described in (ii), above.

Part I. FINANCIAL INFORMATION

Item 1. Financial information concerning MDS Energy Public 2013-A LP is reflected in the following condensed balance sheets:

INDEX TO FINANCIAL STATEMENTS

MDS ENERGY PUBLIC 2013-A LP CONDENSED BALANCE SHEETS (UNAUDITED)
Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	2
Notes to Condensed Balance Sheets dated March 31, 2013 and December 31, 2012	3

MDS ENERGY PUBLIC 2013-A LP

CONDENSED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012 (unaudited)

	March 31,	December 31,
	2013	2012 *
Assets

Cash	100	-

Total assets	$100	$-

Liabilities
Total liabilities	-	-

Commitments and contingencies

Members’ equity
Partners capital	100	100
Subscriptions receivable	-	(100)
Total members’ deficit	100	-
Total liabilities and members’ equity	$100	$-

* Derived from December 31, 2012 audited balance sheet

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

On May 2, 2012 (date of inception), MDS Energy Public 2013-A LP (Partnership), a Delaware limited partnership, was formed for the purpose of drilling developmental dry natural gas wells. However, as of June 7, 2013 the Partnership has virtually no net worth, does not own any properties on which wells will be drilled, has no third-party investors, and has not conducted any operations. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the managing general partner (MGP) and M/D Gas, Inc. (M/D), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the managing general partner is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership has begun soliciting potential investors with a prospectus on a “best efforts” basis. The Partnership intends to sell between 200 and 30,000 general and/or limited partner units at a price of $10,000 per unit which is $2 million and $300 million, respectively. As of June 7, 2013 no units have yet been sold. The proceeds from the offering will be used to cover sales commissions, intangible drilling costs and equipment associated with the drilling of developmental natural gas and dry natural gas wells in the Marcellus Shale formation in Pennsylvania. Upon raising a minimum of $2 million, the holders of the units will be admitted and the Partnership will commence operations. General partner units will be automatically converted by the Partnership to limited partner units upon the drilling and completion of all of the Partnership’s wells. A well is deemed to be completed when production equipment is installed, even though the well may not yet be connected to a pipeline for production of oil or natural gas.

The condensed balance sheets of the Partnership as of March 31, 2013 are unaudited. In the Managing General Partner’s opinion the condensed balance sheets include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the financial position of the Partnership. The Partnership’s fiscal year ends on December 31. The December 31, 2012 condensed  balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Partnership’s prospectus dated May 2, 2013 which includes all disclosures required by GAAP.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied by management in the preparation of the accompanying condensed balance sheet follows:

Use of Estimates - The preparation of the condensed balance sheets in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the balance sheets and accompanying notes. Actual results could differ from those estimates. Estimates that are particularly significant to the balance sheets include estimates of natural gas revenue, natural gas reserves and future cash flows from natural gas properties.

Organizational and Offering Costs - The managing general partner has agreed to pay all organizational and offering expenses, excluding sales commissions. As of June 7, 2013 approximately $1.0 million in costs have been incurred. The organizational and offering costs paid by the managing general partner (which does not include sales commissions) are included in the MGP’s capital contributions up to 8% of the Partnership’s subscription proceeds.

MDS ENERGY PUBLIC 2013-A LP
NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gas Properties - The Partnership will use the successful efforts method of accounting for gas producing activities. Costs to acquire mineral interests gas properties and to drill and equip wells will be capitalized. Depreciation and depletion will be computed on a field-by-field basis by the unit-of-production method based on periodic estimates of gas reserves. Undeveloped leaseholds and proved properties will be assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Production Revenues - The managing general partner and the investors in the Partnership will share in all of the Partnership’s production revenues in the same percentage as their respective capital contribution bears to the Partnership’s total net capital contributions, except that the managing general partner will receive an additional 8% of the Partnership’s production revenues.

Income Taxes - Since the taxable income or loss of the Partnership is reported in the separate tax returns of the individual partners, no provision has been made for income taxes by the Partnership.

Accounting for uncertainty in income taxes requires financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard. The Partnership did not have any unrecognized tax benefits, and there was no effect on its financial condition or results of operations as a result of implementing this standard. When necessary, the Partnership would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. The Partnership will file a U.S. federal income tax return, but income will be passed through to the partners.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events - Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the balance sheets are issued or is available to be issued. Management has evaluated subsequent events through June 7, 2013, the date on which the condensed balance sheets were available to be issued and concluded that no subsequent events, other than those already disclosed within the notes to the balance sheets (See Note 1 above), have occurred that would require recognition in the condensed balance sheets or disclosure in the notes to the condensed balance sheets.

NOTE 3 - PARTICIPATION IN COSTS AND REVENUES

The following table sets forth how the Partnership’s costs and revenues will be charged and credited between the managing general partner and investors in the Partnership, after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the line items in the table do not have percentages stated, because the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the managing general partner’s capital contribution to the Partnership, which will not be known until after all of the Partnership’s wells have been drilled and completed.

		Units
	Managing	Issued
	General	by the
	Partner	Partnership

Partnership costs:
Dealer-Manager fee and organization and offering costs, except sales commissions	100%	0%
Sales Commissions (1)	0%	100%
Lease costs	100%	0%
Intangible drilling costs (2)	0%	100%
Equipment costs (3)	0%	100%
Operating, administrative, direct and all other costs	(4)	(4)
Partnership revenues:
Interest income on subscription proceeds (5)	0%	100%
Equipment proceeds (3)	0%	100%
All other revenues including production revenues and other interest income	(5)(6)(7)	(5)(6)(7)

(1)	The subscription proceeds of investors in the partnership will be used to pay 100% of the sales commissions as discussed in the “Plan Distribution”

(2)	The subscription proceeds of investors in the Partnership will be used to pay 100% of the intangible drilling costs incurred by the Partnership in drilling and completing its wells.

(3)
The subscription proceeds of investors in the Partnership will be used to pay 100% of the equipment costs incurred by the Partnership in drilling and completing its wells. Equipment proceeds, if any and depreciation will also be allocated 100% to investors in the Partnership.

(4)
These costs, which will also include plugging and abandonment costs of the wells after the wells have been drilled, produced and depleted, will be charged to the partners in the same ratio as the related production revenues being credited.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 3 - PARTICIPATION IN COSTS AND REVENUES (Continued)

(5)
The subscription proceeds will earn interest until the escrow account is broken and they are paid to the Partnership. This interest will be credited to the investors’ account and paid no later than the Partnership’s first cash distribution from operations. All other interest income, including interest earned on the deposit of operating revenues, will be credited as natural gas and oil production revenues are credited.

(6)
The managing general partner and the investors will share in all of the Partnership’s other revenues in the same percentage that their respective capital contributions bear to the Partnership’s total capital contributions, except that the managing general partner will receive an additional 8% of the Partnership’s revenues.

(7)
If a portion of the managing general partner’s Partnership net production revenue is subordinated, then the actual allocation of Partnership net production revenues between the managing general partner and the investors will vary from the allocation described in (6) above.

NOTE 4 - PARTNERS’ EQUITY

The Partnership recorded a $100 receivable as of December 31, 2012 from M/D for an initial contribution of $100 (which was subsequently collected in the first quarter of 2013). There have been no further contributions from January 1, 2013 through June 7, 2013.

A unit in the Partnership represents the individual interest of an investor partner in the Partnership. Transfers and assignments of units are restricted. Furthermore, beginning five years after the offering terminates, investor partners may request that the managing general partner repurchase units (“presentment feature”) provided certain conditions are met. However, notwithstanding the MGP at its sole discretion may immediately suspend the presentation obligation, by giving notice to the investor, if – it does not have the necessary cash flow or cannot borrow funds for this purpose on terms it deems reasonable.

The partnership agreement provides that the managing general partner shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The partnership agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first eight years of operations beginning the earlier of the first full year of operation after all wells begin production or twelve months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years one through five; and 7.5% of their subscriptions for years six through eight, the managing general partner will subordinate up to 60% of its share, as managing general partner, of partnership net production revenues.

The managing general partner is responsible for lease costs and 100% of the organization and offering costs, excluding sales commission, and will not receive a credit to its capital account for any organizational and offering costs incurred in excess of 8% of the subscription proceeds.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 5 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, will perform drilling, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services. The managing general partner will also receive a fully accountable reimbursement for actual administrative costs.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to by its affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in its environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Managing General Partner is not aware of any environmental claims existing as of March 31, 2013. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the affiliated companies properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion and analysis should be read together with our unaudited condensed balance sheets and related notes thereto set forth in this Quarterly Report on Form 10-Q. Please also refer to our prospectus dated May 2, 2013 for further details regarding the matters discussed below.

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as a result of a variety of risks and uncertainties, including those described under “Cautionary Statements Regarding Forward Looking Statements” and “Risk Factors” of our prospectus dated May 2, 2013.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

The partnership will drill primarily development wells which mean a well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive. Only vertical natural gas wells in the Marcellus Shale primary area in western Pennsylvania will be drilled, which may produce a small amount of oil. The partnership will be a separate business entity from the other partnerships. A limited partnership agreement will govern the rights and obligations of the partners of each partnership. The investment return will depend solely on the operations and success or lack of success of the partnership.

The Partnership has been formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. However, as of June 7, 2013 it has virtually no net worth, does not own any properties on which wells will be drilled, has no third-party investors, and has not conducted any operations.

The managing general partner of the partnership is MDS Energy Development, LLC (“MDS”), a Pennsylvania limited liability company. The managing general partner’s affiliates, MDS Energy, Ltd. and M/D Gas, Inc., have previously sponsored and serve as managing general partner of six private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and it may sponsor additional private drilling partnerships.

The managing general partner will also serve as the partnership’s general drilling contractor and operator (“driller/operator”) and it will supervise the drilling, completing and operating (administrative, gathering, transportation, well services. ) of the wells to be drilled by the partnerships and will be paid at competitive rates for these services. The gas marketing will be handled by an affiliated company, Snyder Brothers, Inc. The personnel of the driller operator’s affiliates (MDS Energy, Ltd. and First Class Energy LLC) manage and operate the MGP’s business. These affiliates  have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. The managing general partner and its affiliates will receive substantial fees and profits in connection with this business.

Governance

The Partnership has no executive officers and currently does not have any directors. Because the Partnership itself does not employ any persons, the managing general partner has determined that the Partnership will rely on a Code of Business Conduct and Ethics adopted by MDS that applies to the executive officers, employees and other persons performing services for the MGP. The MGP intends to establish an independent Board of Directors with an Audit Committee for the partnership within the next 90 days.

 Conflicts of Interest

Conflicts of interest are inherent in natural gas and oil partnerships involving non-industry investors because the transactions are entered into without arms’ length negotiation. The interests of the investors and those of the managing general partner and its affiliates may be inconsistent in some respects, and the managing general partner’s actions may not be the most advantageous to investors.

The managing general partner does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of MDS Energy, Ltd. and First Class Energy LLC manage and operate the managing general partner’s business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of the managing general partner’s other affiliates, which creates a conflict regarding the allocation of their time between the managing general partner’s business and affairs and their other business interests. In this regard, each partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with the managing general partner are set forth in the partnership agreement. The partnership is developing an additional independent review process.

Liquidity and Capital Resources

Status of the Sale of the Limited Partner Units

The Partnership intends to sell between 200 and 30,000 general and/or limited partner units at a price of $10,000 per unit which is $2 million and $300 million, respectively. MDS Securities, LLC (“MDSS”), an affiliate of the partnership, will serve as the dealer – manager for the offering. The Vice President of Sales - National Accounts for MDSS was hired in January 2013 to form the broker – dealer selling group which will sell the units. Currently there are two selling agreements in place. In addition MDSS is licensed in 47 of 50 states and in two US territories. As of June 7, 2013 no units have yet been sold. It is anticipated that no proceeds will be realized in the first half of 2013 due to the timing of the effective date of the prospectus. In addition, it is more than likely that a significant portion of the total units purchased will occur in the last half  of 2013, due to the tendency for investors to purchase this type of investment closer to the end of the calendar year.

Funding of the Proposed Activities

The Partnership will depend on the proceeds of the offering and the managing general partner’s capital contribution to carry out its proposed activities. The managing general partner will pay all of the partnership’s organization and offering costs (excluding sales commissions) and it will contribute all of the leases (but the MGP will retain the lease rights) for each well to be drilled by the partnership.

The managing general partner believes that the Partnership’s liquidity requirements will be satisfied from the proceeds of the offering and the managing general partner’s capital contributions without additional funds being required for operating costs before the Partnership begins receiving production revenues from its wells.

If  the Partnership requires additional funds for cost overruns or additional development or remedial work after a well begins producing, then these funds may be provided by:

●	subscription proceeds, if available, which will result in the partnership either drilling fewer wells or acquiring a lesser working interest in one or more wells;

●	borrowings from the managing general partner, its affiliates, or third-parties if available on terms deemed reasonable by the managing general partner; or

●	retaining partnership revenues.

The amount that may be borrowed by the Partnership from the managing general partner, its affiliates and third-parties may not at any time exceed 5% of the Partnership’s subscription proceeds from you and the other investors and must be without recourse to you and the other investors. Notwithstanding, this limitation will not affect the Partnership’s ability to enter into agreements and financial instruments relating to hedging up to 50% of the Partnership’s natural gas and oil production and pledging up to 100% of the Partnership’s assets and reserves in connection therewith. The Partnership’s repayment of any borrowings would be from its production revenues and would reduce or delay any cash distributions.

Participation in Costs and Revenues and Distributions

Please refer to our prospectus dated May 2, 2013 for the details of how the Partnership’s costs and revenues will be charged and credited between the managing general partner and the investors in the Partnership after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the managing general partner’s capital contribution to the Partnership, which will not be known until after all of the Partnership’s wells have been drilled and completed.

Availability of Financing to the Managing General Partner and associated entities

In June 2011, certain of the wholly-owned companies included in MDS Associated Companies, Inc. obtained a $1 million line of credit from Gateway Bank (now S & T Bank after their merger) at prime minus .5%, with an initial variable interest rate of 2.750%, which was amended in December 2012 to extend the maturity date to December 31, 2013 and was being increased to $2 million in January 2013. The line of credit is secured by a deposit account pledged by Michael D. Snyder’s (Chief Executive Officer and President of MDS) parents. As of June 7, 2013, nothing had been borrowed under the line of credit. The managing general partner and its affiliates own less than 5% of the total outstanding shares of Gateway Bank.

In January 2013, certain of the wholly-owned companies included in MDS Associated Companies, Inc. agreed to revise their existing line of credit with PNC Bank, National Association, to increase the principal amount available from $1 million to $3 million and extend the expiration date to January 10, 2014. The amount outstanding under this line of credit as of June 7, 2013 was $2,800,000. The line of credit is secured by all of the assets of the borrowers except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd. is a borrower under three financing arrangements (unsecured line of credit, unsecured term note and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of June 7, 2013 the aggregate principal amount outstanding under these financing arrangements is $3,625,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance is $1,525,000 and is payable on demand. The unsecured term note bears interest at the prime lending rate less 1.75% The outstanding balance is $650,00 and is payable in monthly installments of $75,000 plus interest. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor. The outstanding balance is $1,450,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Energy, Ltd.’s obligations to PNC Bank, National Association, under the lines of credit described in the preceding paragraph.

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon our condensed balance sheets, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We will base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We will evaluate our estimates, on an on-going basis.

Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our prospectus dated May 2, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Managing General Partner on behalf of this Partnership, with the participation of the Managing General Partner’s management, including the Chief Executive Officer and President and the Chief Financial Officer and Assistant Secretary, evaluated the effectiveness of this Partnership’s disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and President, and Chief Financial Officer and Assistant Secretary, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Managing General Partner’s management, including the Chief Executive Officer and President and the Chief Financial Officer and Assistant Secretary concluded that, at March 31, 2013, this Partnership’s disclosure controls and procedures were effective..

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the three months ended March 31, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

In addition the Managing General Partner on behalf of this Partnership, with the participation of the Managing General Partner’s management, including the Chief Executive Officer and President and the Chief Financial Officer and Assistant Secretary will begin the process of documenting and testing the Partnership’s internal control over financial reporting in order to report on the effectiveness of the Partnership’s internal controls as of December 31, 2013, as required following this Partnership’s public offering. We can provide no assurance at this time that the Managing General Partner on behalf of this Partnership, with the participation of the Managing General Partner’s management, including the Chief Executive Officer and President and the Chief Financial Officer and Assistant Secretary will be able to report that this Partnership’s internal control over financial reporting is effective as of December 31, 2013. As an emerging growth company, the Partnership is exempt from the requirement to obtain an attestation report from this Partnership’s independent registered public accounting firm on the assessment of the Partnership’s internal controls pursuant to the Sarbanes-Oxley Act of 2002 until 2018, or such time that the Partnership no longer qualifies as an emerging growth company in accordance with the Jumpstart Our Businesses Startups Act of 2012.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The MGP is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Prospectus dated May 2, 2013.

Item 4.	Mine Safety Disclosures.

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.1	Certificate of Limited Partnership for MDS Energy Public 2012-A LP	Filed herewith

4.2	Certificate of Limited Partnership for MDS Energy Public 2013-A LP	Filed herewith

4.3	Amended Certificate of Limited Partnership for MDS Energy Public 2014-A LP	Filed herewith

4.5	Amended Certificate of Limited Partnership for MDS Energy Public 2014-B LP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith

101.INS	XBRL Instance document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013 - A LP

MDS Energy Development, LLC, Managing General Partner

Date: June 10, 2013	By:	/s/ Michael Snyder
Michael Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 10, 2013	By:	/s/ Russell D. Hogue
Russell D. Hogue, Chief Financial Officer and Assistant Secretary