Form 10-Q
period 2013-09-30
MDS ENERGY PUBLIC 2013-A LP
filed 2013-11-13
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013 this Partnership had no units of limited partnership interest and no units of additional general partnership interest outstanding.

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

The Partnership anticipates that it will continue to be an emerging growth company until the termination of the five year period described in (ii), above.

Part I. FINANCIAL INFORMATION

Item 1. Financial information concerning MDS Energy Public 2013-A LP is reflected in the following condensed balance sheets:

INDEX TO FINANCIAL STATEMENTS

MDS ENERGY PUBLIC 2013-A LP CONDENSED BALANCE SHEETS (UNAUDITED)
Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	2
Notes to Condensed Balance Sheets dated September 30, 2013 and December 31, 2012	3

MDS ENERGY PUBLIC 2013-A LP

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (unaudited)

	September 30, 2013	December 31, 2012 *
Assets

Cash	100	-

Total assets	$100	$-

Liabilities
Total liabilities	-	-

Commitments and contingencies

Members’ equity
Partners capital	100	100
Subscriptions receivable	-	(100)
Total members’ deficit	100	-
Total liabilities and members’ equity	$100	$-

* Derived from December 31, 2012 audited balance sheet

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (Partnership), a Delaware limited partnership, was formed for the purpose of drilling developmental dry natural gas wells. However, as of September 30, 2013 the Partnership has virtually no net worth, does not own any properties on which wells will be drilled, has no third-party investors, and has not conducted any operations. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the managing general partner (MGP) and M/D Gas, Inc. (M/D), a related party, as the initial limited partner. In accordance with the terms of the limited partnership agreement, the managing general partner is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership has begun soliciting potential investors with a prospectus on a “best efforts” basis. The Partnership intends to sell between 200 and 30,000 general and/or limited partner units at a price of $10,000 per unit which is $2 million and $300 million, respectively. As of November 7, 2013 509 units have been sold for an aggregate proceeds of $5,090,000 The proceeds from the offering will be used to cover sales commissions, intangible drilling costs and equipment costs associated with the drilling of developmental natural gas and dry natural gas wells in the Marcellus Shale formation in Pennsylvania. On or about October 7, 2013 a total of $2 million was raised and the holders of the units were admitted to the Partnership and the Partnership commenced operations. Investor general partner units will be automatically converted by the Partnership to limited partner units upon the drilling and completion of all of the Partnership’s wells. A well is deemed to be completed when production equipment is installed, even though the well may not yet be connected to a pipeline for production of oil or natural gas.

The condensed balance sheets of the Partnership as of September 30, 2013 are unaudited. In the Managing General Partner’s opinion the condensed balance sheets include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the financial position of the Partnership. The Partnership’s fiscal year ends on December 31. The December 31, 2012 condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Quarterly Report on Form 10-Q should be read in connection with the Partnership’s prospectus dated May 2, 2013 which includes all disclosures required by GAAP.

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

Organizational and Offering Costs - The managing general partner has agreed to pay all organizational and offering expenses, excluding sales commissions. As of November 7, 2013 approximately $1.315 million in costs have been incurred. The organizational and offering costs paid by the managing general partner (which does not include sales commissions) will be included in the MGP’s capital contributions up to 8% of the Partnership’s subscription proceeds.

MDS ENERGY PUBLIC 2013-A LP
NOTES TO CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (unaudited)

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

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events - Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the balance sheets are issued or is available to be issued. Management has evaluated subsequent events through November 7, 2013, the date on which the condensed balance sheets were available to be issued and concluded that no subsequent events, other than those already disclosed within the notes to the balance sheets (See Note 1 above), have occurred that would require recognition in the condensed balance sheets or disclosure in the notes to the condensed balance sheets.

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
SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (unaudited)

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

NOTE 4 - PARTNERS’ EQUITY

The Partnership recorded a $100 receivable as of December 31, 2012 from M/D for an initial contribution of $100 (which was subsequently collected in the first quarter of 2013). There have been no further contributions from January 1, 2013 through September 30, 2013.

A unit in the Partnership represents the individual interest of an investor partner in the Partnership. Transfers and assignments of units are restricted. Furthermore, beginning five years after the offering terminates, investor partners may request that the managing general partner repurchase units (“presentment feature”) provided certain conditions are met. However, notwithstanding the MGP at its sole discretion may immediately suspend the presentation obligation, by giving notice to the investor, if it does not have the necessary cash flow or cannot borrow funds for this purpose on terms it deems reasonable.

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

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 and DECEMBER 31, 2012 (unaudited)

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

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in its environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Managing General Partner is not aware of any environmental claims existing as of September 30, 2013. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the affiliated companies properties.

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

The Partnership has been formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. As of November 7, 2013 509 units had been sold for an aggregate purchase price of $5,090,000 and the funds deposited into the partnership. In addition, permits had been issued for 43 wells to be drilled by the Partnership. No other activities had occurred.

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

First Class Energy, LLC will provide the necessary services to drill the wells on behalf of the managing general partner who will also serve as the partnership’s general drilling contractor and operator (“driller/operator”) and who will supervise the drilling, completing and operating (administrative, gathering, transportation, well services.) of the wells to be drilled by the partnerships and will be paid at competitive rates for these services. The gas marketing will be handled by an affiliated company, Snyder Brothers, Inc. The personnel of the driller/operator’s affiliates’ (MDS Energy, Ltd. and First Class Energy LLC) manage and operate the MGP’s business. These affiliates have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. The managing general partner and its affiliates will receive substantial fees and profits in connection with this business.

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

Liquidity and Capital Resources

Status of the Sale of the Limited Partner Units

The Partnership intends to sell between 200 and 30,000 general and/or limited partner units at a price of $10,000 per unit which is $2 million and $300 million, respectively. MDS Securities, LLC (“MDSS”), an affiliate of the partnership, will serve as the dealer – manager for the offering. The National Accounts Director for MDSS was hired in January 2013 to form the broker – dealer selling group which will sell the units. Currently there are eighteen selling agreements in place. In addition MDSS is licensed in all 50 states and in three US territories. As of November 7, 2013 509 units have been sold for an aggregate purchase price of $5,090,000 and the funds deposited into the Partnership bank account. In addition, it is more than likely that a significant portion of the total units purchased will occur in the last few months of 2013, due to the tendency for investors to purchase this type of investment closer to the end of the calendar year.

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

Availability of Financing to the Managing General Partner and associated entities

In June 2011, certain of the wholly-owned companies included in MDS Associated Companies, Inc. obtained a $1 million line of credit from Gateway Bank (now S & T Bank after their merger) at prime minus .5%, with an initial variable interest rate of 2.750%, which was amended in December 2012 to extend the maturity date to December 31, 2013 and was being increased to $2 million in January 2013. The line of credit is secured by a deposit account pledged by Michael D. Snyder’s (Chief Executive Officer and President of MDS) parents. As of September 30, 2013, nothing had been borrowed under the line of credit. The managing general partner and its affiliates own less than 5% of the total outstanding shares of Gateway Bank.

In January 2013, certain of the wholly-owned companies included in MDS Associated Companies, Inc. agreed to revise their existing line of credit with PNC Bank, National Association, to increase the principal amount available from $1 million to $3 million and extend the expiration date to January 10, 2014. In ,2013, the principal amount available under the line of credit was increased from $3 million to $5 million. The amount outstanding under this line of credit as of September 30, 2013 was $2,800,000. The line of credit is secured by all of the assets of the borrowers except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd. is a borrower under three financing arrangements (unsecured line of credit, unsecured term note and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of September 30, 2013 the aggregate principal amount outstanding under these financing arrangements is $3,325,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance is $1,525,000 and is payable on demand. The unsecured term note bears interest at the prime lending rate less 1.75% The outstanding balance is $350,000 and is payable in monthly installments of $75,000 plus interest. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor. The outstanding balance is $1,450,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Energy, Ltd.’s obligations to PNC Bank, National Association, under the lines of credit described in the preceding paragraph.

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon our condensed balance sheets, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We will base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We will evaluate our estimates on an on-going basis.

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

Evaluation of Disclosure Controls and Procedures

The Managing General Partner on behalf of this Partnership, with the participation of the Managing General Partner’s management, including the Chief Executive Officer and President and the Chief Financial Officer and Assistant Secretary, evaluated the effectiveness of this Partnership’s disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and President, and Chief Financial Officer and Assistant Secretary, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Managing General Partner’s management, including the Chief Executive Officer and President and the Chief Financial Officer and Assistant Secretary concluded that, at September 30, 2013, this Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Prospectus dated May 2, 2013.

Item 4.	Mine Safety Disclosures.

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

4.2	Certificate of Limited Partnership for MDS Energy Public 2013-A LP	10-Q	333-181993-02	4.2	6/10/2013

4.3	Amended Certificate of Limited Partnership for MDS Energy Public 2014-A LP	10-Q	333-181993-02	4.3	6/10/2013

4.5	Amended Certificate of Limited Partnership for MDS Energy Public 2014-B LP	10-Q	333-181993-02	4.5	6/10/2013

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.					Filed herewith

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.					Filed herewith

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.					Filed herewith

101.INS	XBRL Instance document					Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Incorporate all by reference into the document rather than attach

Incorporate all by reference into the document rather than attach

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013 - A LP

MDS Energy Development, LLC, Managing General Partner

Date: November 7, 2013	By:	/s/ Michael Snyder
Michael Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 7, 2013	By:	/s/ Anthony J Crisafio
Anthony J Crisafio, Chief Financial Officer and Assistant Secretary

