Form 10-K
period 2013-12-31
MDS ENERGY PUBLIC 2013-A LP
filed 2014-03-17
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0001551390

MDS ENERGY PUBLIC 2013 – A LP
(Name of small business issuer in its charter)

Delaware	90-0852601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Butler Road
Suite A
Kittanning, PA	16201
(Address of principal executive offices)	(zip code)

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
INDEX TO ANNUAL REPORT
ON FORM 10-K

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY.

The Jumpstart Our Business Startups Act (the “JOBS Act”) became law in April 2012. The Partnership is an “emerging growth Company” as defined in the JOBS Act, and it is eligible for certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that usually apply to public companies.

These exemptions include, among others, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, any requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, nor with new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The partnership has not yet decided whether to use any or all of the exemptions.

Additionally, under Section 107 of the JOBS Act, an “emerging growth company” is eligible for the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Act”) to comply with new or revised accounting standards. This means an “emerging growth company” can delay adopting certain accounting standards until those standards otherwise become applicable to private companies. However, the Partnership is electing to “opt out” of that extended transition period, and therefore will comply with new or revised accounting standards on the dates the standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Partnership’s decision to opt out of the extended transition period for compliance with new or revised accounting standards is irrevocable.

The Partnership will continue to be an “emerging growth company” until the earliest of:

i.	the last day of the first fiscal year in which it has total annual gross revenue of $1 billion or more;

ii.	the last day of the fiscal year following the fifth anniversary of the date of the first sale of its units;

iii.
the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), which would occur if the market value of its units held by non-affiliates exceeds $700 million, measured as of the last business day of its most recently completed second fiscal quarter; or

iv.	the date on which it has, during the preceding three year period, issued more than $1 billion in non-convertible debt.

The Partnership anticipates that it will continue to be an emerging growth company until the termination of the five year period described in (ii), above.

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1:	BUSINESS

Overview

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (“Partnership”), a Delaware limited partnership, was formed for the purpose of drilling developmental vertical dry natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (“MDS” or “MGP”), a related party, as the MGP and M/D Gas, Inc. (M/D), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

The Partnership has drilled no dry gas wells and no oil wells as of December 31, 2013. The Partnership has no employees and relies on the MGP for management, which in turn, relies on employees of its affiliates for services.

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership began soliciting potential investors on a “best efforts” basis. The Partnership sold general and/or limited partner units at a price of $10,000 per unit, subject to discounts for certain classes of investors including the MGP and its affiliates. The proceeds from the offering are being used to cover intangible drilling costs and equipment associated with the drilling of developmental natural gas wells in the Marcellus Shale formation in Pennsylvania.

As of December 31, 2013, the offering termination date, the Partnership had received total cash and subscriptions from 358 investors of $15,001,000 (1,500.1 units) which were then paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreement. Our MGP contributed leases ($124,987), paid for 3% of the 10% syndication/offering costs of $450,030, and paid for all organization costs of $750,050 for a total MGP capital contribution of $1,325,067.

Business Strategy

We plan to drill and complete approximately thirteen gross vertical dry natural gas wells during the year ended December 31, 2014.

We do not plan to sell any of our wells and will continue production until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

 Our operating cash flows will be generated from the production and sale of dry natural gas from these wells. The produced dry natural gas will be delivered to market through gas gathering systems operated by affiliated companies.

Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our natural gas production. We will pay our MGP a well supervision fee of $800 per well per month as outlined in our drilling and operating agreement. As of December 31, 2013 we had not withheld any funds for this purpose.

This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

●      well tending and routine maintenance;

●      reading meters, recording production, pumping, maintaining appropriate books and records; and

●      preparation of reports for government agencies and internal use.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment and materials and brine disposal. If these expenses are incurred, we pay the costs for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment cost of the well. As of December 31, 2013 our MGP had not withheld any funds for this purpose.

Natural Gas Gathering Agreements

Virtually all natural gas produced will be gathered through one or more pipeline systems before sale or delivery to an end user, a marketer, or an interstate pipeline. A gathering fee will be charged for each gathering activity that is utilized and by each separate gatherer providing the service. Fees will vary depending on the distance the gas travels and whether additional services such as compression, blending, or contaminant removal are provided.

The MGP’s primary gathering agreements are with its affiliates Snyder Brothers, Inc., Furnace Run Pipeline, LP, Mushroom Farm Pipeline, LP, and MDS Energy, Ltd., and other affiliates of our MGP. Under the gathering agreements, we dedicate our natural gas production for transportation to interstate pipeline systems, local distribution companies, and/or end users in the area, subject to certain exceptions.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies may pose challenges and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay our operations.

COMPETITION, MARKETS AND REGULATION

Competition and Markets

The Partnership operates in a highly competitive environment for acquiring leases, contracting for drilling services, marketing natural gas production from its wells and pricing for the product. It is anticipated that the wells drilled will produce mostly “dry gas,” such as the natural gas generally produced from wells situated in the Marcellus Shale primary area. Product availability and price are the principal means of competing in selling dry natural gas. Price obtained is determined by various factors beyond our control including domestic production, market demand, competition from other energy sources, capacity of the gathering systems, political climate and weather. Many companies engage in natural gas drilling operations and most of our competitors in the areas where we will drill our wells will have financial resources and staffs larger than those available to us.

We do not consider our position in the industry to be significant and as such, we have little ability to significantly influence the price for our product.

Governmental Regulation

Governmental agencies, both Federal and State, regulate the production and transportation of natural gas. The Federal Energy Regulatory Commission regulates the interstate transportation of natural gas.

Natural gas operations in Pennsylvania are regulated by the Department of Environmental Protection, Division of Oil and Gas states, which includes the Department of Environmental Resources for wells to be drilled in Pennsylvania. In this regard, the states impose a comprehensive statutory and regulatory scheme for natural gas operations, including supervising natural gas production activities and the transportation of natural gas sold in intrastate markets, which creates additional financial and operational burdens. The states also have broad regulatory and enforcement powers including those associated with pollution and the environment as discussed below.

Failure to comply with regulatory requirements can result in substantial fines and other penalties.

 Environmental Regulation

The MGP will drill and complete the wells and supervise the producing operations. Those activities will be subject to various federal, state, and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. The United States Environmental Protection Agency (the “EPA”) and state and local agencies will require obtaining permits and taking other measures with respect to:

(i)	the discharge of treated brine into navigable waters;

(ii)	the disposal, recycling or treatment of wastewater; and

(iii)	air pollutant emissions.

If these requirements or permits are violated there can be substantial civil and criminal penalties that will increase if there was negligence or misconduct. In addition, we may be subject to fines, penalties and unlimited liability for cleanup costs under various federal laws such as the Federal Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Toxic Substance Control Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for oil and/or hazardous substance contamination or other pollution caused by our drilling activities or our wells and our production activities.

We and our investor general partners may incur environmental costs and liabilities due to the nature of our business and substances from our wells. Moreover, the possibility exists that stricter laws, regulations or enforcement policies may be enacted or adopted in the future which could significantly increase our compliance costs and the cost of any remediation that may become necessary in the future.

Employees

We do not directly employ any of the persons responsible for its management or operation. Rather, the personnel of the MGP’s affiliates manage and operate our business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between our MGP’s business and affairs and their other business interests.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our MGP’s website at www.mdsenergydev.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). To view these reports, click on “Investment Programs”, then “Drilling Program SEC Filings” and finally our reports.

You may also receive, without charge, a paper copy of any such filings by request to us at telephone number 724-548-2501. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

ITEM 2:	PROPERTIES

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries to production facilities. We had not drilled any wells as of December 31, 2013, and such there are no productive wells in the Partnership. We estimate that we will drill thirteen dry natural gas wells in 2014, and no other wells.

Developed Acreage

The leases for our intended wells generally have terms that extend for the life of the wells. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the leases and titles us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant.

Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

Natural Gas Reserves

 It is not possible, at this time, to estimate the natural gas reserves associated with those wells or to predict if any of the wells will be dry holes and non-productive wells. A dry hole generally means a well that is not capable of producing gas in sufficient quantities to justify completion of the well.

Proved reserves are the estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. An independent third-party reserve engineer will estimate the natural gas reserves in the future.

ITEM 3:	LEGAL PROCEEDINGS

The MGP is not aware of any legal proceedings filed against us.

Affiliates of the MGP are party to various routine legal proceedings arising in the ordinary course of their collective businesses. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s or our financial condition or results of operations.

ITEM 4:	REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our units and we do not anticipate that a market for our units will develop. Our units may be transferred only in accordance with the provisions of our Partnership Agreement which requires:

●	the MGP may require an opinion of counsel that registration under applicable federal and state law is not required;
●	the transfer will not result in materially adverse tax consequences to us; and
●	the transfer will not contravene any terms of our Partnership Agreement.

An assignee of a unit may become a substituted partner only upon meeting the following conditions:

●	the assignor gives the assignee the right;
●	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
●	the assignee executes and delivers the instruments which our MGP requires to effect the substitution and to confirm the assignee’s agreement to be bound by the terms of our Partnership Agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2013 we had 358 unit holders.

Our investor partners may request that our MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013, provided that certain conditions of our Partnership Agreement are met. The repurchase price is set at (i) predominantly 70% of the present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of our debts of or (ii)an amount equal to three times the total amount of distributions paid by the Partnership to the participants as a group during the previous twelve months. Our MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by our MGP on a first-come, first-served basis and may not exceed 5% of the total units outstanding.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with Item 8: Financial Statements and Supplemental Data, which contains our financial statements.

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

We will drill primarily development wells which means a well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive. Only vertical dry natural gas wells in the Marcellus Shale primary area in western Pennsylvania will be drilled. Permits had been issued for up to thirteen wells to be drilled by us. No other activities had occurred at December 31, 2013.

Our managing general partner (the “MGP”) is MDS Energy Development, LLC (“MDS”), a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy, Ltd. and M/D Gas, Inc., have previously sponsored and serve as managing general partner of six private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and it may sponsor additional private drilling partnerships.

First Class Energy, LLC, an affiliate of our MGP, will provide the necessary services to drill the wells on our behalf under our drilling and operating agreement with our MGP. Our MGP will serve as our drilling contractor and operator (“driller/operator”) and will supervise the drilling, completing, and operating (administrative, gathering, transportation, well services) of the wells to be drilled by us and it and its affiliates will be paid at competitive rates for their services. The gas marketing will be handled by a related company, Snyder Brothers, Inc., which may also gather, transport and purchase our natural gas production at competitive rates in the area. The personnel of the driller/operator’s affiliates’ (MDS Energy, Ltd. and the MGP) manage and operate the MGP’s business. These affiliates have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. Our MGP and its affiliates will receive substantial fees and profits in connection with this business.

Governance

We have no executive officers and currently do not have any directors. Because we do not employ any persons, our MGP has determined that we will rely on a Code of Business Conduct and Ethics adopted by MDS that applies to the executive officers, employees and other persons performing services for our MGP. Our MGP has determined that it will not establish an independent Board of Directors with an Audit Committee for us at this time.

Conflicts of Interest

Conflicts of interest are inherent in natural gas and oil partnerships involving non-industry investors because the transactions are entered into without arms’ length negotiation. The interests of the investors and those of our MGP and its affiliates may be inconsistent in some respects, and our MGP’s actions may not be the most advantageous to investors.

The Partnership does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of MDS Energy, Ltd. and MDS Energy Development, LLC manage and operate our MGP’s business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between us and our MGP’s business and affairs and their other business interests. In this regard, each partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with our MGP are set forth in the partnership agreement.

Liquidity and Capital Resources

Status of the Sale of the Limited Partner Units

 As of December 31, 2013 we received total cash and subscriptions from investors of $15,001,000 (1,500.1 units) which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreement. Our MGP contributed leases ($124,987), paid for 3% of the 10% syndication/offering costs of MGP 3% = $450,030, and paid for all organization costs of $750,050 for a total MGP capital contribution of $1,325,067.

Funding of Activities

Our MGP believes that our liquidity requirements will be satisfied from the proceeds of the offering and our MGP’s capital contributions without additional funds being required for operating costs before we begin receiving production revenues from our wells. We believe the cash flow from our operations is adequate to fund future operation and distributions to our partners.

Availability of Financing to the Managing General Partner and associated entities

In June 2011, our MGP obtained a $1 million line of credit from S&T Bank at prime minus .5%, with an initial variable interest rate of 2.750%, which was amended in December 2012 to extend the maturity date to December 31, 2013 and subsequently extended to March 31, 2014 and was increased to $2 million in January 2013. The line of credit is secured by a deposit account pledged by Michael D. Snyder’s (The Chief Executive Officer and President of the MGP) parents. As of December 31, 2013, nothing had been borrowed under the line of credit. Our MGP and affiliates own less than 5% of the total outstanding shares of S&T Bank.

In January 2013, MDS Associated Companies, Inc., which is the sole member of our MGP, and subsidiaries MDS Energy, Ltd., First Class Energy, LLC, and our MGP (collectively, the “borrowers”), agreed to revise their existing line of credit with PNC Bank, National Association, to increase the principal amount available from $1 million to $3 million and subsequently to $5 million extending the expiration date to April, 2014. The amount outstanding under this line of credit as of December 31, 2013 was $3,700,000.The line of credit is secured by all of the assets of the borrowers except fixtures used in connection with wells and the production and transportation of natural gas from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd. is a borrower under three financing arrangements with David E. Snyder, the father of Michael D. Snyder. As of December 31, 2013 the aggregate principal amount outstanding under these financing arrangements is $3,050,000 which may increase or decrease in the future. The financing arrangements are subordinated to MDS Energy, Ltd.’s obligations to PNC Bank, National Association, under the lines of credit described in the preceding paragraph.

Participation in Costs and Revenues and Distributions

Please refer to Note 3 to the financial statements for the details of how the partnership’s costs and revenues will be charged and credited between our MGP and the investors in the Partnership after deducting from the partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the percentages will be determined either by the actual costs incurred by us to drill and complete our wells or by the final amount of our MGP’s capital contribution to us, which will not be known until after all of the Partnership’s wells have been drilled and completed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
MDS Energy Public 2013-A LP:

We have audited the accompanying balance sheets of MDS Energy Public 2013-A Limited Partnership as of December 31, 2013 and 2012 and the related statements of operations, partners’ equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MDS Energy Public 2013-A Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the Partnership has had significant related party transactions with its Managing General Partner, MDS Energy Development, LLC.

Pittsburgh, Pennsylvania
March 17, 2014

Schneider Downs & Co., Inc.	One PPG Place	41 S. High Street
www.schneiderdowns.com	Suite 1700	Huntington Center, Suite 2100
	Pittsburgh, PA 15222	Columbus, OH 43215
	TEL 412.261.3644	TEL 614.621.4060
	FAX 412.261.4876	FAX 614.621.4062

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The MDS ENERGY PUBLIC 2013-A LP
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$1,312,723	$-

Total current assets	1,312,723	-

Drilling advances to Managing General Partner	15,001,000

Oil and gas properties, successful efforts method	124,987	-

Oil and gas properties, net	124,987	-

Total assets	$16,438,710	$-

Liabilities and Partners’ Equity
Current liabilities:
Due to Managing General Partner	$2,448,088	$-

Total liabilities	2,448,088	-

Partners’ equity	15,038,885	100
Subscription Receivable	(1,048,263)	(100)
Partners’ equity	13,990,622	-
Total liabilities and partners’ equity	$16,438,710	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

MDS ENERGY PUBLIC 2013-A LP
Statement of Partners’ Equity

	Investor Partners	Managing General Partner	Subscription Receivable	Total

Balance at May 2, 2012	$-	$-	$-	$-

Partners’ contribution		100	(100)	-

Balance at December 31, 2012		100	(100)	-

Partners’ capital contribution				-

Capital Contribution	15,001,000		(1,048,263)	13,952,737

Syndication costs	-	1,117,558		1,117,558

Leasehold Costs		124,987		124,987

Total Contributions	15,001,000	1,242,545	(1,048,263)	15,195,282
				-
Syndication and offering costs, immediately charged to capital		(1,117,558)		(1,117,558)

	15,001,000	124,987	(1,048,263)	14,077,724

Net Loss	(73,061)	(14,041)		(87,102)
				-

Balance December 31, 2013	$14,927,939	$110,946	$(1,048,263)	$13,990,622

The accompanying notes are an integral part of these audited consolidated financial statements.
12

The MDS Energy Public 2013 - A LP
Statement of Operations

For the Year Ended
December 31, 2013

Other income (expense)

Interest (expense) income	$193
Organizational costs	(82,522)
Other income (expense) - net	(4,773)
(87,102)

Net Loss	$(87,102)

The MDS Energy Public 2013 - A LP
Statement of Cash Flows

For the Year Ended December 31, 2013
Cash flows from operating activities
Net Loss	$(87,102)

Adjustments to reconcile net loss to cash used for operations:

Net used in operating activities	(87,102)

Cash flows from investing activities

Drilling Advances Paid to MGP	(15,001,000)
Advance from Managing General Partner	2,448,088

Net cash used for investing activities	(12,552,912)

Cash flows from financing activities

Investor Partners’ contributions	13,952,737

Net cash provided by financing activities	13,952,737

Net change in cash and cash equivalents	1,312,723
Cash and cash equivalents at beginning of year	-

Cash and cash equivalents at end of year	$1,312,723

Supplemental Schedule of non-cash investing and financing activities

Assets contributed by the managing general partner
Lease Costs	$124,987
Organizational and offering costs	1,200,080
$1,325,067

The accompanying notes are an integral part of these audited consolidated financial statements.

MDS ENERGY PUBLIC 2013-A LP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (Partnership), a Delaware limited partnership, was formed for the purpose of drilling developmental natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the MGP and M/D Gas, Inc. (M/D), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership has begun soliciting potential investors on a “best efforts” basis. By December 31, 2013, the Partnership sold 1,500.1 units and received gross proceeds of $15,001,000 which were paid to the MGP acting as operator and general drilling contractor under the Partnership’s drilling and operating agreement. The MGP contributed leases, tangible equipment, and paid all syndication and offering costs, excluding sales commissions for a total capital contribution of approximately $1,325,067. The proceeds from the offering will be used to cover intangible drilling costs and equipment associated with the drilling of developmental natural gas wells in the Marcellus Shale formation in Pennsylvania.

General partner units will be automatically converted by the Partnership to limited partners units upon the drilling and completion of all of the Partnership’s wells. A well is deemed to be completed when production equipment is installed, even though the well may not yet be connected to a pipeline for production of oil or natural gas.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied by management in the preparation of the accompanying balance sheets follows:

Use of Estimates - The preparation of the balance sheet in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates. Estimates that are particularly significant to the balance sheet include estimates of natural gas revenue, natural gas reserves and future cash flows from natural gas properties.

Cash Equivalents-The carrying amounts of the Partnership’s cash equivalents approximate fair values because of the short maturities of these instruments. The Partnership maintains cash deposits that might at times exceed federally insured amounts. The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Prepaid Drilling Programs - The Partnership has invested cash received in the offering with a related party that will be utilized in the future drilling efforts related to the exploration and production of natural gas and oil.

Leased Property - Leased property was contributed by the MGP, and will be utilized in the drilling efforts of the Partnership.

Organizational and Offering Costs - The MGP has agreed to pay all organizational and offering expenses, excluding sales commissions. $1,200,080 in costs have been incurred. The organizational and offering costs paid by the MGP will be included in the MGPs capital contributions up to 8% of the Partnership’s subscription proceeds.

 Gas Properties - The Partnership will use the successful efforts method of accounting for gas producing activities. Costs to acquire mineral interests in gas properties and to drill and equip wells will be capitalized. Depreciation and depletion will be computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves. Undeveloped leaseholds and proved properties will be assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

Impairment of Long-Lived Assets- Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value.

Proceeds from the Sale of Wells/Leases- If the parties’ capital accounts are adjusted to reflect the simulated depletion of a natural gas or oil property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property that represents recovery of its simulated tax basis in the property shall be allocated to the parties in the same proportion as the aggregate adjusted tax basis of the property was allocated to the parties or their predecessors in interest. If the parties’ capital accounts are adjusted to reflect the actual depletion of a natural gas or oil property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property the equals the parties’ aggregate remaining adjusted tax basis in the property shall be allocated to the parties in the proportion to their respective remaining adjusted tax basis in the property. Thereafter, any excess shall be allocated to the MGP in an amount equal to the difference, if any, between the fair market value of the lease at the time it was contributed to the Partnership and its simulated or actual adjusted tax basis at the time. Any excess shall be credited generally in accordance with the sharing ratio utilized for the allocation of production revenues.

Production Revenues - The MGP and the investors in the Partnership will share in all of the Partnership’s production revenues in the same percentage as their respective capital contribution bears to the Partnership’s total net capital contributions, except that the MGP will receive an additional 8% of the Partnership’s production revenues.

Asset Retirement Obligations - The Partnership recognizes an estimated liability for the plugging and abandonment of its gas wells and related facilities (see Note 5). The Partnership recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

Transfers and Presentments - There is no established public trading market for the Partnership’s units and the Partnership does not anticipate that a market for the Partnership’s units will develop. The Partnership’s units may be transferred only in accordance with the provisions of the Partnership Agreement which requires:

●	The MGP may require an opinion of counsel that registration under applicable federal and state law is not required;
●	the transfer not result in materially adverse tax consequences to us and;
●	the transfer does not contravene any terms of the Partnership Agreement.

An assignee of a unit may become a substituted partner only upon meeting the following conditions:

●	the assignor gives the assignee the right;
●	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
●	the assignee executes and delivers the instruments, which the MGP requires to effect the substitution and to confirm his or her agreement to be bound by the term of the Partnership Agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2013 the Partnership had sold 1,500.1units.

Investor Partners may request that the MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013 provided that certain conditions are met. The repurchase price is set at (i) predominantly 70% of the present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of the Partnership’s debts (ii) an amount equal to three times the total amount of distributions paid by the Partnership to the participants as a group during the previous twelve months. The MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by the MGP on a first-come, first-served basis and may not exceed 5% of the total units outstanding.

Subsequent Events - Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. Management has considered for disclosure any material subsequent events through the date the financial statements were issued and concluded that no subsequent events, other than those already disclosed within the notes to the financial statements, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

NOTE 3 - PARTICIPATION IN COSTS AND REVENUES

The following table sets forth how the Partnership’s costs and revenues will be charged and credited between the MGP and investors in the Partnership, after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the line items in the table do not have percentages stated, because the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the MGP’s capital contribution to the Partnership, which will not be known until after all of the Partnership’s wells have been drilled and completed.

	Managing General Partner	Units Issued by the Partnership

Partnership costs:
Dealer-Manager fee and organization and offering costs, except sales commissions	100%	0%
Sales Commissions (1)	0%	100%
Lease costs	100%	0%
Intangible drilling costs (2)	0%	100%
Equipment costs (3)	0%	100%
Operating, administrative, direct and all other costs	(4)	(4)
Partnership revenues:
Interest income on subscription proceeds (5)	0%	100%
Equipment proceeds (3)	0%	100%
All other revenues including production revenues and other interest income	(5)(6)(7)	(5)(6)(7)

1.	The subscription proceeds were used to pay 100% of the sales commissions as discussed in the “Plan Distribution”
2.	The subscription proceeds were used to pay 100% of the intangible drilling costs incurred by the Partnership in drilling and completing its wells.
3.
The subscription proceeds of investors in the Partnership were used to pay 100% of the equipment costs incurred by the Partnership in drilling and completing its wells. Equipment proceeds, if any and depreciation will also be allocated 100% to investors in the Partnership.

4.
These costs, which will also include plugging and abandonment costs of the wells after the wells have been drilled, produced and depleted, will be charged to the parties in the same ratio as the related production revenues being credited.

5.
The subscription proceeds earned interest until the escrow account was broken. This interest was credited to the investors’ account. All other interest income, including interest earned on the deposit of operating revenues, will be credited as natural gas production revenues are credited.

6.
The MGP and the investors will share in all of the Partnership’s other revenues in the same percentage that their respective capital contributions bear to the Partnership’s total capital contributions, except that the MGP will receive an additional 8% of the Partnership’s revenues.

7.
If a portion of the MGP’s Partnership net production revenue is subordinated, then the actual allocation of Partnership net production revenues between the MGP and the investors will vary from the allocation described in (6) above.

NOTE 4 – PARTNERS CAPITAL

MDS incurred organization and offering costs of approximately $1,200,000. Offering costs were accounted for as a reduction in the capital contributions as of December 31, 2013. Organizational expenses were expensed by the Partnership. Additionally, MDS contributed leased property valued at approximately $125,000 that was included as a contribution of partners’ capital. MDS is responsible for lease costs and 100% of the organization and offering costs, except sales commissions. Offering and organizational costs incurred by MDS will be recorded as a reduction of capital contributions equal to the costs incurred by MDS through the completion of the Partnership offering, not to exceed 8% of Partnership subscription proceeds. Organizational expenses will be expensed as incurred.

A unit in the Partnership represents the individual interest of an investor partner in the Partnership. Transfers and assignments of units are restricted. Furthermore, beginning five years after the offering terminates, investor partners may request that MDS repurchase units provided certain conditions are met.

The partnership agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The partnership agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership net production revenues.

Subsequent to December 31, 2013, the Partnership received approximately $1,048,000 of cash deposits for subscriptions receivable as of December 31, 2013. Cash on hand at December 31, 2013 was approximately $1,313,000. The MGP advanced to the Partnership approximately $2,361,000 at December 31, 2013, so that the Partnership could pay drilling advances to the drilling contractor. The advance of $2,361,000 was repaid by January 27, 2014.

NOTE 5 - RELATED-PARTY ACTIVITIES

The MGP will receive a fully accountable reimbursement for actual administrative costs. In its capacity as operator of the wells, the MGP will also receive reimbursement for direct costs, well supervision fees and fees for gas gathering services and any other services it provides, at competitive rates.

MDS, through entities under common ownership, will perform drilling, administrative, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer and Secretary, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer, concluded that, at December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition we will begin the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2013, as required following our public offering. We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2013. As an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002 until 2018, or such time that we no longer qualify as an emerging growth company in accordance with the Jumpstart Our Businesses Startups Act of 2012.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our MGP manages our activities. Unit holders do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us.

The following table sets forth information as of February 15, 2014 with respect to those persons who serve as the officers of our MGP:

NAME	POSITION OR OFFICE
Michael D. Snyder	Chief Executive Officer and President
Anthony J. Crisafio	Interim Part Time Chief Financial Officer
Randall L. Morris, Jr.	Vice President of Operations
Brannon P. McPherson	Managing Vice President
Michael S. Knapp	Vice President of Land & Public Relations
Adam W. Zellman	Vice President of Natural Gas Operations
Jason C. Knapp	Vice President of Partnership Administration and Secretary

With respect to the biographical information set forth below, the approximate amount of an individual’s professional time devoted to the business and affairs of the MGP and its affiliates, including MDS Energy, Ltd., M/D Gas, Inc., and First Class Energy, have been aggregated.

Michael D. Snyder, age 29, has served as the Chief Executive Officer and President of the MGP since its formation in February 2011. Mr. Snyder has over ten years of experience in all phases of natural gas exploration and development in western Pennsylvania. He also serves as the Chief Executive Officer and President of M/D Gas, Inc. since March 2008 and as the sole Director of M/D Gas, Inc. since January 2011. Mr. Snyder previously served as Vice President of M/D Gas, Inc. from its formation in May 2006 until March 2008 and as a director of M/D Gas, Inc. from May 2006 to January 2011. He further serves as President and Chief Executive Officer of First Class Energy, LLC since its formation in December 2007, and President of MDS Associated Companies, Inc. since its formation in January 2008 and sole Director of MDS Associated Companies, Inc. since January 2011. Previously, Mr. Snyder served as a director of MDS Associated Companies, Inc. from January 2008 to January 2011 and as the President of MDS Securities, LLC from February 2012 to June 2012. Mr. Snyder is a son of David E. Snyder, the Chairman, Chief Executive Officer and President of Snyder Brothers, Inc., the brother of Bryan K. Snyder, a Vice President of Snyder Brothers, Inc., a nephew of Mark A. Snyder, the corporate Secretary of Snyder Brothers, Inc.. Mr. Michael Snyder is also an indirect minority shareholder of Snyder Brothers, Inc. There is no minimum amount of time that Mr. Snyder will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Snyder devotes approximately 95% of his professional time to the business and affairs of the MGP and its affiliates.

Anthony J. Crisafio, age 61, has served as the Interim Part-time Chief Financial Officer of the MGP since November 1, 2013. Mr. Crisafio also serves as Interim Part-time Chief Financial Officer of MDS Associated Companies, Inc., M/D Gas, Inc., and First Class Energy, LLC since November 1, 2013. Mr. Crisafio is a Certified Public Accountant, he has received a Bachelor of Science degree in Business Administration from Duquesne University in 1974, he was formerly a partner with Ernst & Young, one of the Big 4 public accounting firms, and has since served as an independent business consultant for approximately twenty years. He is currently serving as interim contract Chief Financial Officer and is an Advisory Board member for a number of privately held companies. In addition to his service to privately held companies, he is the contract Chief Financial Officer for Empire Energy, LLC, the US subsidiary of a company listed on the Australian Stock Exchange and serves as a Director of PDC Energy, Inc., a company listed on the NASDAQ, a member of the Compensation Committee and former Chairman of the Audit Committee. He was previously a Director of ALGI, an American Stock Exchange company, a member of the Compensation Committee and Chairman of the Audit Committee. Prior to beginning his consulting career he served as the Chief Operating Officer and a member of the Board of Directors of Cinema World, the then-eighteenth largest theater circuit in the US.

Randall L. Morris, Jr., age 31, has served as the Vice President of Operations of the MGP since July 2012. Mr. Morris also serves as the Vice President of Operations of M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously, Mr. Morris served as the Vice President and Chief Engineer of the MGP from February 2011 to July 2012. Mr. Morris also previously served as the Vice President and Chief Engineer of M/D Gas, Inc. and MDS Associated Companies, Inc. from July 2008 to July 2012. Before that he was an Engineer for General Electric from May 2005 until April 2007 and he was a Field Engineer Specialist for Northrop Grumman from July 2004 until May 2005. Mr. Morris received a Bachelor of Science degree in Mechanical Engineering from The Pennsylvania State University in 2004. There is no minimum amount of time that Mr. Morris will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Morris devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Brannon P. McPherson, age 41, has served as the Managing Vice President of the MGP since January 2013. Mr. McPherson also serves as the Vice President of Sales – National Accounts for MDS Securities, LLC, which serves as the dealer-manager for this offering. Previously, Mr. McPherson served as the Managing Executive Vice President of Partnership Administration for the MGP from December 2011 to December 2012. From March 2007 until joining the MGP in December 2011, Mr. McPherson was employed as a Regional Marketing Director by Atlas Energy, L.P. He worked as a retirement sales consultant and in institutional sales and marketing for the Teachers Insurance Annuity Association – College Retirement Equities Fund from January 1995 until March 2007. Mr. McPherson was previously licensed as an associated person with ARI Financial Services, Inc. from December 2011 to December 2012. Mr. McPherson received a B.A. degree in Writing from Regis College in 1994 and a M.B.A. degree from Regis University in 1998. There is no minimum amount of time that Mr. McPherson will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. McPherson devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Michael S. Knapp, age 31, has served as the Vice President of Land & Public Relations for the MGP since July 2012. Mr. Knapp also serves as the Vice President of Land & Public Relations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously he served as founder and President of Knapp Acquisitions & Production, LLC from December 2009 to July 2012, land acquisition agent for MDS Energy, Ltd. from October 2007 to August 2009 and founder and President of OC Pool Management, Inc. from March 2005 to October 2008. Michael S. Knapp is a brother of Jason C. Knapp, the President and Chief Executive Officer of MDS Securities, LLC., which serves as the dealer-manager of this offering. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Adam W. Zellman, age 31, has served as the Vice President of Natural Gas Operations for the MGP since July 2012. Mr. Zellman also serves as the Vice President of Natural Gas Operations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Mr. Zellman previously served as the Production Manager for MDS Energy, Ltd. since October 2007. Mr. Zellman supervises and coordinates the maintenance and production of natural gas from vertical Marcellus Shale wells, in addition to shallower wells drilled to other zones or formations in the Appalachian Basin. Mr. Zellman received a Bachelor of Science degree in Environmental Geography from Indiana University of Pennsylvania in 2005. There is no minimum amount of time that Mr. Zellman will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Zellman devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Jason C. Knapp, age 26, has served as the Vice President of Partnership Administration and Secretary for the MGP since January 2013. Mr. Knapp also serves as the Vice President of Partnership Administration and Secretary of MDS Associated Companies, Inc. and M/D Gas, Inc. since January 2013. Mr. Knapp also serves as the Secretary of First Class Energy, LLC. Previously he served as a land acquisition agent for MDS Energy, Ltd. from July 2010 to April 2012. Mr. Knapp continues to serve as a land manager for MDS Energy, Ltd. Mr. Knapp is also President, Chief Executive Officer, and sole Director of MDS Securities, LLC, which serves as the dealer-manager of this offering. Mr. Knapp received a Bachelor of Arts degree in Philosophy from the University of Maryland, College Park in May 2010. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates. Jason C. Knapp is a brother of Michael S. Knapp, the Vice President of Land & Public Relations for the MGP.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

We do not directly employ any persons to manage or operate our businesses. Instead, all of the persons (including executive officers of our MGP and other personnel) necessary for the management of our business are employed and compensated by MDS Associated Companies, Inc. Pursuant to our partnership agreement, our MGP manages our operations and activities through its affiliates’ employees (including employees of the MGP and MDS Energy, Ltd.). No officer or director of our MGP receives any direct enumeration or other compensation from us. (see “Item 13: Certain Relationships and Related Transactions” for a discussion of compensation paid by us to our MGP).

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2013, we had 1,500.10 units outstanding. No officer or director of our MGP owns any units, with the exception of the CEO and President owns 28.4 units. Although, subject to certain conditions, investor partners may present their units to us beginning with the fifth calendar year after the partnership closes for purchase, our MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year. Our MGP is owned 100% by MDS Associated Companies, Inc.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Oil and Gas Revenues. Our MGP is allocated approximately 16.1% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 8% of our subscriptions, and its contributions to us of all of the oil and gas leases for a total capital contribution of $1,325,067. During the year ended December 31, 2013, our MGP did not receive any revenues for our net production revenues.

Leases. Following the final closing date, for the offering of our units to potential investors, which was December 31. 2013 our MGP contributed oil and gas leases to us covering 13 undeveloped prospects for the wells we will drill and our MGP received a credit to its capital account in the amount of $124,987.

Administrative Costs. Our MGP receives an unaccountable, fixed fee reimbursement for their administrative costs of $100 per well per month, which is proportionately reduced if we acquire less than 100% of the working interest in a well. During the year ended December 31, 2013 our MGP received no administrative costs.

Drilling Contracts. After the closing date of the offering of our units to investors, we entered into a drilling contract with our MGP to drill and complete approximately 13 gross and net wells on our behalf. The total amount paid to our MGP for drilling and completing the wells was $15,001,000 for the year ended December 31, 2013.

Well Charges. Our MGP, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amounts of $800 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the year ended December 31, 2013, our MGP received no well supervision fees.

Dealer-Manager Fees. As Part of the offering of our units to potential investors, MDS Securities, LLC, an affiliate of our MGP and the dealer-manager of our initial offering received a 3% dealer-manager fee and a 7% sales commission for a total syndication offering fee amount of $1,420,660.

Transportation Fee. We will pay gathering fees to our MGP, and other affiliated companies including Snyder Brothers, Inc., MDS Energy, Ltd., Furnace Run Pipeline, LP, and Mushroom Farm Pipeline, LP at a competitive rates for each Mcf of our natural gas transported. For the years ended December 31, 2013, no gathering fees were paid to our MGP nor to affiliated companies.

Other Compensation. For the year ended December 31, 2013 our MGP did advance funds to us, for a short period at the end of the year. The funds advanced were repaid by January 27, 2014.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2013 and 2012, the accounting fees and services charged by our independent registered auditors, Schneider Downs & Co., Inc. were as follows:

	Years Ended December 31,
	2013		2012
Audit fees	$44,500	(1)	$6,418

(1). Represents an estimated amount

Audit Committee Pre-Approval Policies and Procedures

We do not have an audit committee nor does our MGP. On at least an annual basis, our MGP’s CEO & President and Chief Financial Officer will review audit and non-audit services performed by Schneider Downs & Co., Inc. as well as the fees charged by Schneider Downs & Co., Inc. for such services. Our policy is that all audit and non-audit services must be pre-approved by our MGP’s CEO & President and Chief Financial Officer. All of such services and fees were pre-approved during 2013 and 2012.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Description	Location

Certificate of Limited Partnership for MDS Energy Public 2013-A, LP (1)	Previously filed on our Form S-1

Amended and Restated Certificate and Agreement of Limited Partnership for MDS Energy Public 2013-A, LP (1)	Previously filed on our Form S-1

Drilling and Operating Agreement for MDS Energy Public 2013-A, LP (1)	Previously filed on our Form S-1

(1) Filed on (June 8, 2012) in the Form S-1 Registration Statement dated (June 8, 2012), File No. ###-##-####

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013 - A LP

MDS Energy Development, LLC, its Managing General Partner

Date: March 14, 2014	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

Date: March 14, 2014	/s/ Anthony J. Crisafio
Anthony J. Crisafio, Interim Part-time Chief Financial Officer

