Form 10-Q
period 2014-03-31
MDS ENERGY PUBLIC 2013-A LP
filed 2014-05-15
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014 this Partnership had 15.5 units of limited partnership interest and 1,493.03 units of additional general partnership interest outstanding.

MDS ENERGY PUBLIC 2013 – A LP
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

The Partnership could continue to be an “emerging growth company” until the earliest of:

(iv)	the last day of the first fiscal year in which it has total annual gross revenue of $1 billion or more;

(ii)	the last day of the fiscal year following the fifth anniversary of the date of the first sale of its units pursuant to its prospectus and Registration Statement with the SEC;

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheet

	March 31, 2014 (unaudited)	December 31, 2013

Assets
Current Assets
Cash and Cash Equivalents	$42	$1,312,723
Total Current Assets	42	1,312,723

Drilling advances to Managing General Partner	9,167,065	15,001,000

Oil and Gas properties, successful efforts method	5,958,922	124,987
Oil and Gas properties - net	5,958,922	124,987

Total Assets	$15,126,029	$16,438,710

Liabilities and Partners’ Equity
Current liabilities
Due to Managing General Partner	$86,987	$2,448,088
Total liabilities	86,987	2,448,088

Partners’ Equity	15,039,042	15,038,885
Subscription Receivable	-	(1,048,263)
Partners’ Equity	15,039,042	13,990,622

Total liabilities and partners’ equity	$15,126,029	$16,438,710

The accompanying notes are an integral part of these unaudited financial statements

The MDS ENERGY PUBLIC 2013-A LP
Statement of Partners’ Equity (unaudited)

	Investor Partners	Managing General Partner	Subscription Receivable	Total
Balance at December 31, 2013	$14,927,939	$110,946	$(1,048,263)	$13,990,622

Collection of Subscription Receivable			1,048,263	1,048,263
Net Income	132	25		157

Balance at March 31, 2014	$14,928,071	$110,971	$-	$15,039,042

The accompanying notes are an integral part of these unaudited financial statements

2

The MDS ENERGY PUBLIC 2013-A LP
Statement of Operations (unaudited)

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013

Other income (expense)
Other income (expense) - net	$157	$-

Net Income (loss)	$157	$-

The accompanying notes are an integral part of these unaudited financial statements

The MDS ENERGY PUBLIC 2013-A LP
Statement of Cash Flows (unaudited)

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013
Cash flows from operating activities

Net income (loss)	$157

Adjustments to reconcile net income (loss) to cash used in operations	-	-
	157	-

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	5,833,935
Oil and Gas Properties	(5,833,935)
Net cash used for investing activities	0	-

Cash flows from financing activities
Collection of Subscription Receivable	1,048,263	100
Advances from the Managing General Partner	(2,361,101)
Net cash (used) provided by financing activities	(1,312,838)	100

Net change in cash and cash equivalents	(1,312,681)	100
Cash and cash equivalents at beginning of year	1,312,723

Cash and cash equivalents at end of year	$42	$100

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2014 and DECEMBER 31, 2013 (unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (Partnership), a Delaware limited partnership, was formed for the purpose of drilling developmental natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the MGP and M/D Gas, Inc. (M/D), a related party. In accordance with the terms of the limited partnership agreement, the Managing General Partner (MGP) is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership has begun soliciting potential investors on a “best efforts” basis. As of December 31, 2013, the Partnership sold 1,508.53 units and received gross proceeds of $15,001,000 which were paid to the MGP acting as operator and general drilling contractor under the Partnership’s drilling and operating agreement. The MGP contributed leases, tangible equipment, and paid all syndication and offering costs, excluding sales commissions for a total capital contribution of approximately $1,325,067. The proceeds from the offering will be used to cover intangible drilling costs and equipment associated with the drilling of developmental natural gas wells in the Marcellus Shale formation in Pennsylvania.

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

Leased Property - Leased property was contributed by the MGP, and will be utilized in the drilling efforts of the Partnership and are included in oil and gas properties on the balance sheet.

Organizational and Offering Costs - The MGP has paid all organizational and offering expenses, excluding sales commissions. $1,200,080 in these costs have been incurred. The organizational and offering costs paid by the MGP were the MGPs capital contributions.  The MGP incurred and contributed the maximum, 8% of the  subscription proceeds, to the Partnership.

Oil and Gas Properties - The Partnership uses the successful efforts method of accounting for gas producing activities. Costs to acquire mineral interests in gas properties and to drill and equip wells are capitalized. Depreciation and depletion are computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves. Undeveloped leaseholds and proved properties will be assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

Impairment of Long-Lived Assets- Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. There was no impairment as of March 31, 2014 or December 31, 2013.  The Partnership has not begun to accrue for any future asset retirement obligation and will do so upon completion of the wells.  In addition, the Partnership Agreement provides for the withholding of $200 per well per month from distributions, to fund this future obligation, after the well has been productive for 1 year.

Proceeds from the Sale of Wells/Leases- If the partner’s  capital accounts are adjusted to reflect the simulated depletion of a natural gas or oil property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property that represents recovery of its simulated tax basis in the property shall be allocated to the parties in the same proportion as the aggregate adjusted tax basis of the property was allocated to the partner’s or their predecessors in interest. If thepartner’s capital accounts are adjusted to reflect the actual depletion of a natural gas or oil property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property the equals the partner’s aggregate remaining adjusted tax basis in the property shall be allocated to the partner’s in the proportion to their respective remaining adjusted tax basis in the property. The amount equal to the difference, if any, between the fair market value of the lease at the time it was contributed to the Partnership and its simulated or actual adjusted tax basis at the time shall be allocated to the MGP. Any excess shall be credited generally in accordance with the sharing ratio utilized for the allocation of production revenues.

Production Revenues - The MGP and the investors in the Partnership will share in all of the Partnership’s production revenues in the same percentage as their respective capital contribution bears to the Partnership’s total net capital contributions, except that the MGP will receive an additional 8% of the Partnership’s production revenues.

Asset Retirement Obligations - The Partnership recognizes an estimated liability for the plugging and abandonment of its gas wells and related facilities (see Note 7). The Partnership recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

Transfers and Presentments - There is no established public trading market for the Partnership’s units and the Partnership does not anticipate that a market for the Partnership’s units will develop. The Partnership’s units may be transferred only in accordance with the provisions of the Partnership Agreement which require:

●	the MGP may require an opinion of counsel that registration under applicable federal and state law is not required;
●	the transfer not result in materially adverse tax consequences to the Partnership; and ;
●	the transfer must not contravene any terms of the Partnership Agreement.

An assignee of a unit may become a substituted partner only upon meeting the following conditions:

●	the assignor gives the assignee the right;
●	the assignee pays to the Partnership all costs and expenses incurred in connection with the substitution; and
●	the assignee executes and delivers the instruments, which the MGP requires to effect the substitution and to confirm his or her agreement to be bound by the terms of the Partnership Agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

Investor Partners may request that the MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013 provided that certain conditions are met. The repurchase price is set at the greater of the partner’s share of (i) predominantly 70% of the Partnerships present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of the Partnership’s debts or (ii) an amount equal to three times the total amount of distributions paid by the Partnership to the participant during the previous twelve months. The MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by the MGP on a first-come, first-served basis and may not exceed 5% of the total units outstanding. The MGP may suspend the presentment feature at any time if it determines that it does not have sufficient cash flow or it is unable to borrow funds on terms it deems reasonable.

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

NOTE 4 – PARTNERS CAPITAL

MDS incurred organization and offering costs of $1,200,080. Offering costs were accounted for as a reduction in the capital contributions as of December 31, 2013. Organizational expenses were expensed by the Partnership. Additionally, MDS contributed leased property valued at $124,987 that was included as a contribution of partners’ capital. MDS is responsible for lease costs and 100% of the organization and offering costs, except sales commissions. Offering and organizational costs incurred by MDS will be recorded as a reduction of capital contributions equal to the costs incurred by MDS through the completion of the Partnership offering, not to exceed 8% of Partnership subscription proceeds.

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

NOTE 5 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, will perform drilling, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services. The MGP will also receive a fully accountable reimbursement for actual administrative costs.   During the quarter ended March 31, 2014, the M G P was paid $961,929 to administer the partial drilling of fourteen wells.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Environmental

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to it by affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of March 31, 2014. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the affiliated companies’ properties.

Legal

Neither the Partnership nor the MGP are party to any pending legal proceeding that the MGP believes would have a materially adverse effect on this Partnership’s business, financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion and analysis should be read together with the Partnership’s unaudited condensed balance sheets and related notes thereto set forth in this Quarterly Report on Form 10-Q. Please also refer to the Partnership’s prospectus dated May 2, 2013 for further details regarding the matters discussed below.

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as a result of a variety of risks and uncertainties, including those described under “Cautionary Statements Regarding Forward Looking Statements” and “Risk Factors” of the prospectus dated May 2, 2013.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to forward-looking statements which the Partnership  may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

The Partnership will drill primarily development wells which means a well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive. Only vertical natural gas wells in the Marcellus Shale primary area in western Pennsylvania will be drilled, which may produce a small amount of oil. The Partnership Agreement  governs the rights and obligations of the partners. The investment return will depend solely on the operations and success or lack of success of the partnership.

The Partnership has been formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act.  As of December31, 2013, 1,508.53 units had been sold for an aggregate price of $15,001,000

The MGP of the Partnership is MDS Energy Development, LLC (“MDS”), a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy, Ltd. and M/D Gas, Inc., have previously sponsored and serve as MGP of seven private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and it may sponsor additional private drilling partnerships.

First Class Energy, LLC will provide the necessary services to drill the wells on behalf of the MGP, which will also serve as the Partnership’s general drilling contractor and operator (“driller/operator”) and who will supervise the drilling, completing and operating (administrative, gathering, transportation, well services) of the wells to be drilled by the partnership and will be paid at competitive rates for these services. The gas marketing will be handled by an affiliated company, Snyder Brothers, Inc. The personnel of the driller/operator’s affiliates’ (MDS Energy, Ltd. and First Class Energy LLC) manage and operate the MGP’s business. These affiliates have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. The MGP and its affiliates will receive substantial fees and profits in connection with the Partnership’s business.

Governance

The Partnership has no executive officers and currently does not have any directors. Because the Partnership itself does not employ any persons, the MGP has determined that the Partnership will rely on a Code of Business Conduct and Ethics adopted by MDS that applies to the executive officers, employees and other persons performing services for the MGP.

Conflicts of Interest

Conflicts of interest are inherent in natural gas and oil partnerships involving non-industry investors because the transactions are entered into without arms’ length negotiation. The interests of the investors and those of the MGP and its affiliates may be inconsistent in some respects, and the MGP’s actions may not be the most advantageous to investors.

The MGP does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of MDS Energy, Ltd. and First Class Energy LLC manage and operate the MGP’s business, and they will also spend a substantial amount of time managing their own businesses and affairs as well as the business and affairs of the MGP’s other affiliates, which creates a conflict regarding the allocation of their time between the MGP’s business and affairs and their other business interests. In this regard, each partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with the MGP are set forth in the partnership agreement. The partnership is developing an additional independent review process.

Liquidity and Capital Resources

Status of the Sale of the Limited Partner Units

As of December 31, 2013, 1,508.53 units have been sold for an aggregate purchase price of $15,001,000 of which $13,952,737 was received as of December 31, 2103.  The remaining units purchase price of $1,048,263 was received in the first quarter 2014.

Funding of the Proposed Activities

The Partnership will depend on the proceeds of the offering and the MGP’s capital contribution to carry out its proposed activities. The MGP paid all of the Partnership’s organization and offering costs (excluding sales commissions) and it contributed all of the leases (but the MGP retained the other lease rights) for each well to be drilled by the Partnership up to 8% of the Partnership’s subscription proceeds.

The MGP believes that the Partnership’s liquidity requirements will be satisfied from the proceeds of the offering and the MGP’s capital contributions without additional funds being required for operating costs before the Partnership begins receiving production revenues from its wells.

If the Partnership requires additional funds for cost overruns or additional development or remedial work after a well begins producing, then these funds may be provided by:

●	subscription proceeds, if available, which will result in the Partnership either drilling fewer wells or acquiring a lesser working interest in one or more wells;

●	borrowings from the MGP, its affiliates, or third-parties if available on terms deemed reasonable by the MGP; or

●	retaining Partnership revenues.

The amount that may be borrowed by the Partnership from the MGP, its affiliates and third-parties may not at any time exceed 5% of the Partnership’s subscription proceeds and must be without recourse the other investors. Notwithstanding, this limitation will not affect the Partnership’s ability to enter into agreements and financial instruments relating to hedging up to 50% of the Partnership’s natural gas and oil production and pledging up to 100% of the Partnership’s assets and reserves in connection therewith. The Partnership’s repayment of any borrowings would be from its production revenues and would reduce or delay any cash distributions.

Participation in Costs and Revenues and Distributions

Please refer to Note 3 – Partcivipation in Costs and Revenues for the details of how the Partnership’s costs and revenues will be charged and credited between the MGP and the investors in the Partnership after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the MGP’s capital contribution to the Partnership, which will not be known until after all of the Partnership’s wells have been drilled and completed.

Availability of Financing to the Managing General Partner and associated entities

In January 2013, certain of the wholly-owned companies included in MDS Associated Companies, Inc., an affiliate of the MGP, agreed to revise their existing line of credit with PNC Bank, National Association, to increase the principal amount available from $1 million to $3 million and extend the expiration date to January 10, 2014. In 2013, the principal amount available under the line of credit was increased from $3 million to $5 million and the expiration date was extended to June 30, 2014.  The amount outstanding under this line of credit as of  March 31, 2014   was $3,700,000.  The line of credit is secured by all of the assets of the borrowers, including the MGP’s, except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd., an affiliate of the MGP, is a borrower under three financing arrangements (unsecured line of credit, unsecured term note and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of March 31, 2014 the aggregate principal amount outstanding under these financing arrangements is $3,100,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance is $1,525,000 and is payable on demand. The unsecured term note bears interest at the prime lending rate less 1.75% and the outstanding balance is $125,000 and is payable in monthly installments of $75,000 plus interest. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor and the outstanding balance is $1,450,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Energy, Ltd.’s obligations to PNC Bank, National Association, under the lines of credit described in the preceding paragraph.

Critical Accounting Policies

The discussion and analysis of the Partnership’s financial condition is based upon the Partnership’s condensed balance sheets, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Partnership will base its estimates on historical experience and on various other assumptions that it believe reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Partnership will evaluate its estimates on an on-going basis.

Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies the Partnership has adopted and followed in the preparation of its financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in its Form 10-K dated March 17, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at March 31, 2014, thie Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

As an emerging growth company, the Partnership is exempt from the requirement to obtain an attestation report from the Partnership’s independent registered public accounting firm on the assessment of the Partnership’s internal controls pursuant to the Sarbanes-Oxley Act of 2002 until 2018, or such time that the Partnership no longer qualifies as an emerging growth company in accordance with the Jumpstart Our Business Startups Act of 2012.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The MGP is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s or Partnership’s financial condition or results of operations.

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

MDS ENERGY PUBLIC 2013 - A LP
By:
MDS Energy Development, LLC, Managing General Partner

Date: May 15, 2014	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2014	By:	/s/ Anthony J. Crisafio
Anthony J. Crisafio, Interim Part-Time Chief Financial Officer

