Form 10-Q
period 2014-06-30
MDS ENERGY PUBLIC 2013-A LP
filed 2014-08-13
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

MDS ENERGY PUBLIC 2013 - A LP
(Name of small business issuer in its charter)

Delaware	90-0852601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Butler Road
Suite A
Kittanning, PA	16201
(Address of principal executive offices)	(zip code)

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

As of June 30, 2014 this Partnership had 15.5 units of limited partnership interest and 1,493.03 units of additional general partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheet

	June 30, 2014
	(Unaudited)	December 31, 2013

Assets
Current Assets
Cash and Cash Equivalents	$6	$1,312,723
Accounts Receivable	612,531
Total Current Assets	612,537	1,312,723

Drilling advances to Managing General Partner	5,178,553	15,001,000

Oil and Gas properties, successful efforts method	9,690,695	124,987
Oil and Gas properties - net	9,690,695	124,987

Total Assets	$15,481,785	$16,438,710

Liabilities
Current Liabilities
Due to Managing General Partner	$-	$2,448,088
Distributions Payable	297,767
Total Liabilities	297,767	2,448,088

Asset Retirement Obligations	162,370

Partners’ Equity	15,021,648	15,038,885
Subscription Receivable		(1,048,263)
Partners’ Equity	15,021,648	13,990,622

Total liabilities and partners’ equity	$15,481,785	$16,438,710

The accompanying notes are an integral part of these unaudited financial statements

The MDS ENERGY PUBLIC 2013-A LP
Statement of Operations (unaudited)

	For the Six Months ended		For the Three Months ended
	June 30		June 30
	2014	2013	2014	2013

Revenue
Revenue	$939,734	$-	$939,734	$-
Miscellaneous	193	-	36	-
Total Revenue	939,927	-	939,770	-

Expenses
Royalty Expense	115,512		115,512
Gathering Expense	66,771		66,771
Well Maintenance	17,600		17,600
Depreciation, Depletion and Amortization	419,109		419,109
Impact Fee	40,333		40,333
Bank Fees	72		72
Total Expenses	659,397	-	659,397	-
Net Income	$280,530	$-	$280,373	$-

The accompanying notes are an integral part of these unaudited financial statements

The MDS ENERGY PUBLIC 2013-A LP
Statement of Partners’ Equity For the Six Months ended June 30, 2014 (unaudited)

	Investor	Managing General	Subscription
	Partners	Partner	Receivable	Total
Balance at December 31, 2013	$14,927,939	$110,946	$(1,048,263)	$13,990,622

Collection of Subscription Receivable			1,048,263	1,048,263

Distriubtions	(250,065)	(47,702)		(297,767)

Net Income	235,589	44,941		280,530

Balance at June 30, 2014	$14,913,464	$108,185	$-	$15,021,648

The accompanying notes are an integral part of these unaudited financial statements

The MDS ENERGY PUBLIC 2013-A LP
Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30
	2014	2013
Cash flows from Operating activities

Net Income	$280,530	$-
Adjustments to reconcile net income to cash provided by operations
Depletion	417,595
Accretion	1,514
Total Adjustments to net income to reconcile to net cash provided by operating activities	419,109	-
Changes in assets and liabilities
Accounts Receivable	(612,531)
Distributions Payable	297,767
Net Cash provided by operating activities	384,875	-

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	9,822,447
Oil and Gas Properties	(9,822,447)
Net cash used for investing activities	-	-

Cash flows from financing activities
Collection of Subscription Receivable	1,048,263	100
Distributions	(297,767)
Advances from the Managing General Partner	(2,448,088)
Net cash (used) provided by financing activities	(1,697,592)	100

Net change in cash and cash equivalents	(1,312,717)	100
Cash and cash equivalents at beginning of year	1,312,723	-

Cash and cash equivalents at end of period	$6	$100

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
JUNE 30, 2014 and DECEMBER 31, 2013 (unaudited)

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

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership began soliciting potential investors on a “best efforts” basis. As of December 31, 2013, the Partnership sold had 1,508.53 units and received gross proceeds of $15,001,000 which were paid to the MGP acting as operator and general drilling contractor under the Partnership’s drilling and operating agreement. The MGP contributed leases, tangible equipment, and paid all syndication and offering costs, excluding sales commissions for a total capital contribution of approximately $1,325,067. The proceeds from the offering will be used to cover intangible drilling costs and equipment costs associated with the drilling of developmental natural gas wells in the Marcellus Shale formation in Pennsylvania.

General partner units will be automatically converted by the Partnership to limited partners units after the drilling and completion of all of the Partnership’s wells. A well is deemed to be completed when production equipment is installed, even though the well may not yet be connected to a pipeline for production of natural gas.

In our opinion, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in its 2013 Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied by management in the preparation of the accompanying balance sheets follows:

Cash and Cash Equivalents - The Partnership’s cash and cash equivalents include cash and interest-bearing money market deposits held by major financial institutions having original maturities of 90 days or less. These amounts may at times be in excess of federally insured amounts.

Accounts Receivable – The Partnership records an estimate of revenue to be received in future months for production in the months prior to the end of the reporting period, based upon estimated production information that is available to it. Substantially all of the Partnership’s production is sold to a related party of the Partnership. Management determined that no allowance for uncollectible amounts was necessary at June 30, 2014.

Prepaid Drilling Programs –The Partnership invested cash received in the offering with a related party that was used in the future drilling efforts related to the exploration and production of natural gas and oil.

Oil and Gas Properties - The Partnership accounts for its natural gas properties under the successful efforts method of accounting. Costs of proved developed producing properties and developmental dry hole costs are capitalized and depreciated or depleted by the unit-of-production method based on estimated proved developed producing reserves. Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved reserves. Leased property was contributed by the managing general partner, and was utilized in the drilling efforts of the Partnership. The Partnership calculates depreciation, depletion and amortization (DD&A) expense by using as the denominator the Partnership’s estimated period-end reserves adjusted to add back current period production. Upon the sale or retirement of significant portions of or complete fields of depreciable or depletable property, the net book value thereof, less proceeds or salvage value, is recognized in the statement of operations as a gain or loss. Upon the sale of individual wells, the proceeds are credited to accumulated DD&A. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

The estimates of proved reserves are based on quantities of gas that were determined by management engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Annually, the Partnership will engage independent petroleum engineers to prepare a reserve and economic evaluation of all its properties on a well-by-well basis as of December 31. The process of estimating and evaluating gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the Partnership’s most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. Because estimates of reserves significantly affect the Partnership’s DD&A expense, a change in its estimated reserves could have an effect on the its income or loss.

Organizational and Offering Costs - The MGP has paid all organizational and offering expenses, excluding sales commissions. $1,200,080 in these costs have been incurred prior to December 31, 2013. The organizational and offering costs paid by the MGP were a portion of the MGP’s capital contributions. The MGP incurred and contributed the minimum, 8% of the subscription proceeds, to the Partnership.

Impairment of Long-Lived Assets - Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value, which is usually measured based on an estimate of future discounted cash flows. There were no impairment losses for the six months ended June 30, 2014 and the year ended December 31, 2013.

Production Tax Liability – Production tax liability represents estimated taxes, primarily ad valorem and property to be paid to the states and counties in which the Partnership operates. The Partnership’s share of the tax expense is included in gathering expense. The Partnership’s taxes payable are included in accounts payable on the balance sheets.

Proceeds from the Sale of Wells/Leases - If the parties’ capital accounts are adjusted to reflect the depletion of a natural gas or oil property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property that represents recovery of its simulated tax basis in the property shall be allocated to the parties in the same proportion as the aggregate adjusted tax basis of the property was allocated to the parties or their predecessors in interest. If the parties’ capital accounts are adjusted to reflect the actual depletion of a natural gas or oil property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property that equals the parties’ aggregate remaining adjusted tax basis in the property shall be allocated to the parties in proportion to their respective remaining adjusted tax bases in the property. Thereafter, any excess will be allocated to the managing general partner in an amount equal to the difference, if any, between the fair market value of the lease at the time it was contributed to the Partnership and its simulated or actual adjusted tax basis at that time. Any excess shall be credited generally in accordance with the sharing ratio utilized for the allocation of production revenues.

Asset Retirement Obligations - The Partnership applies the provisions of “Accounting for Asset Retirement Obligations” and “Accounting for Conditional Asset Retirement Obligations” and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled. Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the asset retirement obligations are accreted, over the estimated life of the related asset, for the change in their present value. The initial capitalized costs are depleted over the useful lives of the related assets, through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

As managing general partner, MDS has the right to withhold $200 per month of partnership revenues in partnership reserves to cover future plugging and abandonment costs of the well, beginning one year after each partnership well begins producing. This $200 also includes the managing general partner’s share of revenues. The managing general partner’s retained revenues will be used exclusively for plugging and abandonment of the well. To the extent any portion of those reserves ultimately is not required for the plugging and abandonment costs of the well it will be returned to the general operating revenue of the Partnership. There were no funds withheld from the Partnership’s revenues for future plugging and abandonment costs during the six months ended June 30, 2014 and the year ended December 31, 2013.

Additionally, MDS maintains performance bonds for plugging, reclaiming and abandoning of the Partnership’s wells as required by governmental agencies. If a government agency were required to access these performance bonds to cover plugging, reclaiming or abandonment costs on a Partnership well, the Partnership would be obligated to fund any amounts in excess of funds previously withheld by the managing general partner to cover these expenses.

Equipment Proceeds - Proceeds from the sale or other disposition of equipment will be credited to the parties charged with the costs of the equipment in the ratio in which the costs were charged.

Income Taxes - Since the taxable income or loss of the Partnership is reported in the separate tax returns of the individual partners, no provision has been made for income taxes by the Partnership.

Accounting for uncertainty in income taxes requires financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard. The Partnership did not have any unrecognized tax benefits, and there was no effect on its financial condition. The Partnership has not identified any uncertain tax positions and as such no interest or penalties have been included in other expense on the statement of operations. The Partnership will file a U.S. federal income tax return, but income will be passed through to the partners.

Revenue Recognition - Sales of gas are recognized when gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Gas is sold by MDS to Snyder Brothers, Inc., Agent, an affiliated entity, in the market at prevailing prices with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the gas fluctuates to remain competitive with other available gas supplies. As a result, the Partnership’s revenues from the sale of gas will suffer if market prices decline and benefit if they increase. However, MDS may from time to time enter into derivative agreements, usually with a term of two years or less which may either fix or collar a price in order to reduce market price fluctuations. The Partnership believes that the pricing provisions of its gas contracts are customary in the industry. The Partnership did not enter into derivative agreements for the six months ended June 30, 2014 and the year ended December 31, 2013.

Sales of oil are recognized when evidence of a sales arrangement exists, the oil is verified as produced and is delivered from storage tanks at well locations to a purchaser, collection of revenue from the sale is reasonably assured and the sales price is determinable.

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

Investor Partners may request that the MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013 provided that certain conditions are met. The repurchase price is set at the greater of the partner’s share of (i) predominantly 70% of the Partnership’s present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of the Partnership’s debts or (ii) an amount equal to three times the total amount of distributions paid by the Partnership to the participant during the previous twelve months. The MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by the MGP on a first-come, first-served basis and may not exceed 5% of the total units outstanding. The MGP may suspend the presentment feature at any time if it determines that it does not have sufficient cash flow or it is unable to borrow funds on terms it deems reasonable.

Use of Estimates - The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and expenses and the disclosure of contingent assets and liabilities to prepare these financials statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates of gas reserve quantities provide the basis for calculation of depletion, depreciation, amortization and impairment, each of which represent a significant component of the financial statements.

NOTE 3 - PARTICIPATION IN COSTS AND REVENUES

As of June 30, 2014, approximately $630,000 of gross revenue from the sale of natural gas had been received or was known with certainty and not distributed, which is 157,100 MCF at an average price per MCF of $4.03. These amounts are recorded as accounts receivable net of total expenses to be deducted from those amounts of approximately $175,000. In addition approximately $223,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 58,603 MCF at an average price per MCF of $3.80. These amounts are recorded as accounts receivable net of total expenses estimated to be deducted from those amounts of approximately $65,000.

The following table sets forth how the Partnership’s costs and revenues will be charged and credited between the MGP and investors in the Partnership, after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the line items in the table do not have percentages stated, because the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the MGP’s capital contribution to the Partnership.

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
3.
The subscription proceeds of investors in the Partnership were used to pay 100% of the equipment costs incurred by the Partnership in drilling and completing its wells. Equipment proceeds, if any, and depreciation will also be allocated 100% to investors in the Partnership.

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

NOTE 4 – PARTNERS CAPITAL

MDS contributed leased property valued at $124,987 that was included as a contribution of partners’ capital at December 31, 2013.

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

NOTE 5 – PROPERTIES

The Partnership is engaged solely in oil and gas activities, all of which are located in Pennsylvania. Costs capitalized for these activities at June 30, 2014 are as follows:

Leasehold Costs	$124,987
Asset Retirement Obligation Asset	160,856
Development Costs	9,822,447
Oil and gas properties, successful efforts method	10,108,290
Less: Accumulated Depreciation, Depletion and
Amortization	(417,595)
Oil and Gas Properties – net	$9,690,695

Six wells are revenue producing as of June 30, 2014.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in carrying amount of asset retirement obligations associated with oil and gas properties for June 30, 2014 are as follows:

Balance at beginning of year:	$–
Obligations assumed with development activities	160,856
Accretion expense	1,514
Balance at end of year	$162,370

The above acretion expense expense is included in depreciation, depletion and amortization in the partnership statement of operations.

NOTE 7 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, will perform drilling, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services. First Class Energy, an entity under common ownership will perform much of the drilling services on behalf of the MGP. The MGP will also receive a fully accountable reimbursement for actual administrative costs. During the six months ended June 30, 2014, the MGP was paid $1,750,754 to administer the partial drilling of thirteen wells. At June 30, 2014, $ 17,600 was due to the MGP for well maintenance fees related to the revenue producing wells and this amount is included in the accounts receivable on the balance sheet.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to it by affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of June 30, 2014. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

Legal

Neither the Partnership nor the MGP are party to any pending legal proceeding that the MGP believes would have a materially adverse effect on the Partnership’s business, financial condition, results of operations or liquidity.

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

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

The Partnership is drilling primarily development wells which means a well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive. Only vertical natural gas wells in the Marcellus Shale primary area in western Pennsylvania will be drilled, which may produce a small amount of oil. The Partnership Agreement governs the rights and obligations of the partners. The investment return will depend solely on the operations and success or lack of success of the Partnership.

The Partnership has been formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. As of December 31, 2013, 1,508.53 units had been sold for an aggregate price of $15,001,000

The MGP of the Partnership is MDS Energy Development, LLC (“MDS”), a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy, Ltd. and M/D Gas, Inc., have previously sponsored and serve as MGP of seven private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and it may sponsor additional private drilling partnerships.

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

Governance

The Partnership has no executive officers and currently does not have any directors. Because the Partnership itself does not employ any persons, the MGP has determined that the Partnership will rely on a Code of Business Conduct and Ethics adopted by the MGP that applies to the executive officers, employees and other persons performing services for the MGP.

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

Liquidity and Capital Resources

Status of the Sale of the Limited Partner Units

As of December 31, 2013, 1,508.53 units had been sold for an aggregate purchase price of $15,001,000 of which $13,952,737 was received as of December 31, 2103. The remaining units purchase price of $1,048,263 was received in the first quarter 2014.

Natural Gas Sales

The Partnership currently uses the "net-back" method of accounting for these arrangements related to its commodity sales. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

As of June 30, 2014, approximately $9,822,000 of the aggregate capital of the units had been expended, six wells had been completed and are revenue producing. As of June 30, 2014, approximately $630,000 of gross revenue from the sale of natural gas had been received or was known with certainty and not distributed. These amounts are recorded as accounts receivable net of total expenses to be deducted from those amounts of approximately $175,000. In addition approximately $223,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received. These amounts are recorded as accounts receivable net of total expenses estimated to be deducted from those amounts of approximately $65,000.

The Parnterships approximate gas revenue during the three months ended June 30, 2014 of 853,000 was a reflection of sales 6 wells being turned in line during the quarter. The average sales price per MCF was $3.92 for the current year three month period.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the three months ended June 30, 2014 were approximately $240,288.

Depreciation, Depletion and Amortization

DD&A expense for continuing operations was approximately $419,109 for the three months ended June 30, 2014. Due to production of 215,703 MCF’s during the second quarter of 2014. The DD&A expense rate per MCF was approximately 1.94 for the three months ended June 30, 2014.

Funding of the Proposed Activities

The Partnership will depend on the proceeds of the offering and the MGP’s capital contribution to carry out its proposed activities. The MGP paid all of the Partnership’s organization and offering costs (excluding sales commissions) up to 8% of the Partnership’s subscription proceeds and it contributed all of the leases (but the MGP retained the other lease rights) for each well to be drilled by the Partnership..

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

The amount that may be borrowed by the Partnership from the MGP, its affiliates and third-parties may not at any time exceed 5% of the Partnership’s subscription proceeds and must be without recourse to the other investors. Notwithstanding, this limitation will not affect the Partnership’s ability to enter into agreements and financial instruments relating to hedging up to 50% of the Partnership’s natural gas and oil production and pledging up to 100% of the Partnership’s assets and reserves in connection therewith. The Partnership’s repayment of any borrowings would be from its production revenues and would reduce or delay any cash distributions.

Participation in Costs and Revenues and Distributions

Please refer to Note 3 – Participation in Costs and Revenues for the details of how the Partnership’s costs and revenues will be charged and credited between the MGP and the investors in the Partnership after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the MGP’s capital contribution to the Partnership, which will not be known until after all of the Partnership’s wells have been drilled and completed.

Availability of Financing to the Managing General Partner and associated entities

In July, 2014, certain of the wholly-owned companies of MDS Associated Companies, Inc., an affiliate of the MGP, agreed to revise their existing line of credit with PNC Bank, National Association. Under the revised terms, $3,000,000 of the existing balance on the line of credit was converted to a term note of 60 month duration with an interest rate of LIBOR plus 2.45%. In addition, there is a line of credit in the amount of $2,000,000 that matures on July 30, 2015 with an interest rate of LIBOR plus 2.45%. Both credit facilities are guaranteed by all the wholly-owned companies of the MDS Associated Companies, Inc. including the MGP. The credit facilities are secured by all of the assets of the borrowers, including the MGP’s, except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd., an affiliate of the MGP, is a borrower under two financing arrangements (unsecured line of credit and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of June 30, 2014 the aggregate principal amount outstanding under these financing arrangements was $2,875,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance as of June 30, 2014 was $1,475,000 and is payable on demand. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor and the outstanding balance was $1,400,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Associated Companies, Inc.’s obligations to PNC Bank, National Association, under the term note and line of credit described in the preceding paragraph.

Critical Accounting Policies

The discussion and analysis of the Partnership’s financial condition is based upon the Partnership’s condensed balance sheets, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Partnership will base its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Partnership will evaluate its estimates on an on-going basis.

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

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at June 30, 2014, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MDS ENERGY PUBLIC 2013 - A LP
By:
MDS Energy Development, LLC, Managing General Partner

Date: August 13, 2014	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2014	By:	/s/ Anthony J. Crisafio
Anthony J. Crisafio, Interim Part-Time Chief Financial Officer

