Form 10-Q
period 2014-09-30
MDS ENERGY PUBLIC 2013-A LP
filed 2014-11-13
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014 this Partnership had 15.5 units of limited partnership interest and 1,493.03 units of additional general partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheet

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$10,560	$1,312,723
Accounts Receivable	296,698
Total Current Assets	307,258	1,312,723

Drilling advances to Managing General Partner	3,311,553	15,001,000

Oil and Gas properties, successful efforts method	11,253,862	124,987
Oil and Gas properties - net	11,253,862	124,987

Total Assets	$14,872,673	$16,438,710

Liabilities
Current Liabilities
Due to Managing General Partner	$-	$2,448,088
Accrued Expenses	151,210
Distributions Payable	156,000
Total Liabilities	307,210	2,448,088

Asset Retirement Obligations	203,088

Partners’ Equity	14,362,375	15,038,885
Subscription Receivable		(1,048,263)
Partners’ Equity	14,362,375	13,990,622

Total liabilities and partners’ equity	$14,872,673	$16,438,710

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP
Statement of Operations
(unaudited)

	For the Nine Months ended September 30		For the Three Months ended September 30
	2014	2013	2014	2013
Revenue
Revenue	$1,347,294	$-	$461,348	$-
Miscellaneous	1,885		1,692
Total Revenue	1,349,179	-	463,040	-

Expenses
Royalty Expense	163,525		53,739
Gathering Expense	141,872		72,352
Well Maintenance	46,400		23,200
Depletion Expense	761,533		354,749
Accretion Expense	2,125		1,318
Impact Fee	87,267		57,200
Bank Fees	72		-
Total Expenses	1,202,794	-	562,558	-
Net Income (Loss)	$146,385	$-	$(99,518)	$-

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP
Statement of Partners’ Equity
For the Nine Months ended September 30, 2014
(unaudited)

	Investor Partners	Managing General Partner	Subscription Receivable	Total
Balance at December 31, 2013	$14,927,939	$110,946	$(1,048,263)	$13,990,622

Collection of Subscription Receivable			1,048,263	1,048,263

Distributions	(707,005)	(115,890)		(822,895)

Net Income	122,934	23,451		146,385

Balance at September 30, 2014	$14,343,868	$18,507	$-	$14,362,375

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended September 30
	2014	2013
Cash flows from Operating activities

Net Income	$146,385	$-
Adjustments to reconcile net income to cash provided by operating activities
Depletion	761,533
Accretion	2,127
Total adjustments to net income to reconcile to net cash provided by operating activities	910,045
Changes in assets and liabilities
Accounts Receivable	(296,698)
Accrued Expenses	151,210
Net cash provided by operating activities	764,557	-

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	11,689,445
Oil and Gas Properties	(11,689,445)
Net cash used for investing activities	-	-

Cash flows from financing activities
Collection of Subscription Receivable	1,048,263	100
Distributions	(666,895)
Repayments to the Managing General Partner	(2,448,088)
Net cash (used) provided by financing activities	(2,066,720)	100

Net change in cash and cash equivalents	(1,302,163)	100
Cash and cash equivalents at beginning of year	1,312,723	-

Cash and cash equivalents at end of period	$10,560	$100

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
The Partnership has accrued distribution to partners of $156,000 as of September 30, 2014.

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2014 and DECEMBER 31, 2013 (unaudited)

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

On May 2, 2013, the Partnership’s registration statement on Form S-1 (File No. 333-181993, 333-181993-01, 333-181993-02 and 333-181993-03) was declared effective for the Partnership’s public offering pursuant to which the Partnership began soliciting potential investors on a “best efforts” basis. As of December 31, 2013, the Partnership had sold 1,508.53 units and received gross proceeds of $15,001,000 which were paid to the MGP acting as operator and general drilling contractor under the Partnership’s drilling and operating agreement. The MGP contributed leases, tangible equipment, and paid all syndication and offering costs, excluding sales commissions for a total capital contribution of approximately $1,325,067. The proceeds from the offering will be used to cover intangible drilling costs and equipment costs associated with the drilling of developmental natural gas wells in the Marcellus Shale formation in Pennsylvania.

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

Accounts Receivable – The Partnership records an estimate of revenue to be received in future months for production in the months prior to the end of the reporting period, based upon estimated production information that is available to it. Substantially all of the Partnership’s production is sold to a related party of the Partnership. Management determined that no allowance for uncollectible amounts was necessary at September 30, 2014.

Prepaid Drilling Programs –The Partnership prepaid the cost of drilling the wells in the program..

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
5

The estimates of proved reserves are based on quantities of gas that were determined by management engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Annually, the Partnership will engage independent petroleum engineers to prepare a reserve and economic evaluation of all its properties on a well-by-well basis as of December 31. The process of estimating and evaluating gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the Partnership’s most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. Because estimates of reserves significantly affect the Partnership’s DD&A expense, a change in its estimated reserves could have an effect on its income or loss.

Organizational and Offering Costs - The MGP has paid all organizational and offering expenses, excluding sales commissions and $1,200,080 in these costs have been incurred prior to December 31, 2013. The organizational and offering costs paid by the MGP were a portion of the MGP’s capital contributions. The MGP incurred and contributed the minimum, 8% of the subscription proceeds, to the Partnership.

Impairment of Long-Lived Assets - Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value, which is usually measured based on an estimate of future discounted cash flows. There were no impairment losses for the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

As managing general partner, MDS has the right to withhold $200 per month of partnership revenues in partnership reserves to cover future plugging and abandonment costs of the well, beginning one year after each partnership well begins producing. This $200 also includes the managing general partner’s share of revenues. The managing general partner’s retained revenues will be used exclusively for plugging and abandonment of the well. To the extent any portion of those reserves ultimately is not required for the plugging and abandonment costs of the well it will be returned to the general operating revenue of the Partnership. There were no funds withheld from the Partnership’s revenues for future plugging and abandonment costs during the nine months ended September 30, 2014 and the year ended December 31, 2013.  The Drilling and Operating Agreement provides for the withholding of $200 per well per month beginning twelve months after the well is on line.

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

Revenue Recognition - Sales of gas are recognized when gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Gas is sold by MDS to Snyder Brothers, Inc., Agent, an affiliated entity, in the market at prevailing prices with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the gas fluctuates to remain competitive with other available gas supplies. As a result, the Partnership’s revenues from the sale of gas will suffer if market prices decline and benefit if they increase. However, MDS may from time to time enter into derivative agreements, usually with a term of two years or less which may either fix or collar a price in order to reduce market price fluctuations. The Partnership believes that the pricing provisions of its gas contracts are customary in the industry. The Partnership did not enter into derivative agreements for the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Early adoption is not permitted. We plan to adopt the revenue standard beginning January 1, 2017 and are currently evaluating the impact these changes will have on our condensed consolidated financial statements.

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

NOTE 3 - PARTICIPATION IN COSTS AND REVENUES

As of September 30, 2014, approximately $1,112,000 of gross revenue from the sale of natural gas had been received or was known with certainty and not distributed, which is 330,886 MCF at an average price per MCF of $3.36. These amounts are recorded as accounts receivable of approximately $148,000. In addition approximately $148,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 62,488 MCF at an average price per MCF of $2.37. These amounts are recorded as accounts receivable the total estimate of expenses to be deducted from those amounts is approximately $70,300.

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

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues.  As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of it revenue interest for the August and September revenue, which is estimated and accrued in these statements.  The total amount subordinated and which will be distributed to investors is approximately $16,000.

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

NOTE 5 – PROPERTIES

The Partnership is engaged solely in oil and gas activities, all of which are located in Pennsylvania. Costs capitalized for these activities at September 30, 2014 are as follows:

Leasehold Costs	$124,987
Asset Retirement Obligation Asset	200,963
Development Costs	11,689,445
Oil and gas properties, successful efforts method	12,015,395
Less: Accumulated Depreciation, Depletion and
Amortization	(761,533)
Oil and Gas Properties – net	$11,253,862

Ten wells are revenue producing as of September 30, 2014.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in carrying amount of asset retirement obligations associated with oil and gas properties for September 30, 2014 are as follows:

Balance at beginning of year:	$–
Obligations assumed with development activities	200,963
Accretion expense	2,125
Balance at end of year	$203,088

The above accretion expense is included in depreciation, depletion and amortization in the partnership statement of operations.

NOTE 7 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, will perform drilling, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services. First Class Energy, an entity under common ownership will perform much of the drilling services on behalf of the MGP. The MGP will also receive a fully accountable reimbursement for actual administrative costs. During the nine months ended September 30, 2014, the MGP was paid $2,150,797 to administer the partial drilling of thirteen wells. At September 30, 2014, $16,000 was due to the MGP for well maintenance fees related to the revenue producing wells and this amount is included in the accrued expenses on the balance sheet.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to it by affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of September 30, 2014. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

The Partnership does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of the MGP manage and operate the Partnership’s business, and they will also spend a substantial amount of time managingthe business and affairs of the MGP’s other affiliates, which creates a conflict regarding the allocation of their time between the Partnership’s business and affairs and the MGP’s other business interests. In this regard, the Partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with the MGP are set forth in the partnership agreement.

Liquidity and Capital Resources

Status of the Sale of the Limited Partner Units

As of December 31, 2013, 1,508.53 units had been sold for an aggregate purchase price of $15,001,000 of which $13,952,737 was received as of December 31, 2103. The remaining units purchase price of $1,048,263 was received in the first quarter 2014.

Natural Gas Sales

The Partnership currently uses the “net-back” method of accounting for arrangements related to its commodity sales. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price.

As of September 30, 2014, approximately $11,689,445 of the aggregate capital of the units had been expended, ten wells had been completed and are revenue producing and four are not revenue producing as of September 30, 2014. As of September 30, 2014, approximately $1,112,000 of gross revenue from the sale of natural gas had been received or was known with certainty and not distributed. These amounts are recorded as accounts receivable net of total expenses to be deducted from those amounts of approximately $148,000. In addition approximately $148,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received. These amounts are recorded as accounts receivable net of total expenses estimated to be deducted from those amounts of approximately $70,300.

During the three months ended September 30, 2014, the Partnership recognized approximately $461,000 of revenue for the sale of approximately 183,000 MCF of gas from ten wells online during the quarter, for average revenue per MCF of $2.51.  During the previous three months ended June 30, 2014, the Partnership recognized approximately $853,000 of revenue from six wells on line during the quarter, for average revenue per MCF of $3.92.  The trend of lower revenue per MCF is expected to continue for the near term.  As a result, the MGP has subordinated 60% of its interest for the distributions of the August and September revenue, which is estimated and accrued in these financial statements.  The total amount subordinated and which will be distributed to the investors is estimated to be approximately $16,000.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the three months ended September 30, 2014 were approximately $154,000.  Production costs for the three months ended June 30, 2014 were approximately $101,000.  The increase in the third quarter production costs is largely attributable to reimbursement of the MGP for the cost of the Impact Fees paid, which was an increase of approximately $35,000 in the third quarter.

Depreciation, Depletion and Amortization

DD&A expense for continuing operations was approximately $355,000 for the three months ended September 30, 2014 from production of 183,000 MCFs. The DD&A expense rate per MCF is estimated at $1.94 until such time as a reserve report is completed and a more accurate estimate of reserves by well is determined.  DD&A expenses for the three months ended June 30, 2014 were approximately $314,000 from production of approximately 162,000 MCFs.

Funding of the Proposed Activities

The Partnership will depend on the proceeds of the offering and the MGP’s capital contribution to carry out its proposed activities. The MGP paid all of the Partnership’s organization and offering costs (excluding sales commissions) up to 8% of the Partnership’s subscription proceeds and it contributed all of the leases (but the MGP retained the other lease rights) for each well to be drilled by the Partnership.

The MGP believes that the Partnership’s liquidity requirements will be satisfied from the proceeds of the offering and the MGP’s capital contributions and the Partnership’s production revenues from its wells.

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

Availability of Financing to the Managing General Partner and associated entities

In July, 2014, certain of the wholly-owned companies of MDS Associated Companies, Inc., an affiliate of the MGP, agreed to revise their existing line of credit with PNC Bank, National Association. Under the revised terms, $3,000,000 of the existing balance on the line of credit was converted to a term note of 60 months duration with an interest rate of LIBOR plus 2.45%, which is to be used to support operations.  The Company also has an equipment line of credit in the maximum amount of $4,500,000, all balances outstanding on July 30, 2015 convert to a term note of 60 months duration.  The interest rate on this credit facility is LIBOR plus 2.50%.  Approximately $2,606,000 is outstanding on the equipment line of credit as of September 30, 2014.  In addition, there is a line of credit in the amount of $2,000,000 that matures on July 30, 2015 with an interest rate of LIBOR plus 2.45%, of which no amounts are outstanding on this line of credit as of September 30, 2014. All credit facilities are guaranteed by all the wholly-owned companies of the MDS Associated Companies, Inc. including the MGP. The credit facilities are secured by all of the assets of the borrowers, including the MGP’s, except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd., an affiliate of the MGP, is a borrower under two financing arrangements (unsecured line of credit and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of September 30, 2014 the aggregate principal amount outstanding under these financing arrangements was $2,725,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance as of September 30, 2014 was $1,400,000 and is payable on demand. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor and the outstanding balance was $1,325,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Associated Companies, Inc.’s obligations to PNC Bank, National Association, under the term note and line of credit described in the preceding paragraph.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at September 30, 2014, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MDS ENERGY PUBLIC 2013 - A LP
	By:	MDS Energy Development, LLC, its Managing General Partner

Date: November 13, 2014	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2014	By:	/s/ Dennis L. Hinderliter
Dennis L. Hinderliter, Chief Financial Officer and Treasurer

