Form 10-K
period 2014-12-31
MDS ENERGY PUBLIC 2013-A LP
filed 2015-03-13
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0001551390

MDS ENERGY PUBLIC 2013 – A LP (Name of small business issuer in its charter)

Delaware	90-0852601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Butler Road Suite A Kittanning, PA (Address of principal executive offices)	16201 (zip code)

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

As of December 31, 2014, this Partnership had 1,500.1 units of limited partnership interest outstanding and no units of additional general partnership interest outstanding.

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

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward- looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

PART I

ITEM 1:                BUSINESS

Overview

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (“Partnership”), a Delaware limited partnership, was formed for the purpose of drilling developmental vertical dry natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (“MDS”), a related party, as the Managing General Partner (“MGP”) and M/D Gas, Inc. (M/D), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

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

As of December 31, 2014, the Partnership had drilled fourteen gross vertical gas wells of which twelve were revenue producing and two were awaiting pipeline connections to commence deliveries to production facilities. We do not intend to drill any more wells. The Partnership had drilled no dry gas wells as of December 31, 2014. The Partnership has no employees and relies on the MGP for management, which in turn, relies on employees of its affiliates for services.

Business Strategy

We do not plan to sell any of our wells and will continue production until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Our operating cash flows will be generated from the production and sale of dry natural gas from these wells. The produced dry natural gas will be delivered to market through gas gathering systems operated by affiliated companies. It is our intention to operate the wells in a profitable manner to generate operating cash flows for distributions to investors.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment and materials and brine disposal. If these expenses are incurred, we pay the costs for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment cost of the well. As of December 31, 2014 our MGP had not withheld any funds for this purpose.

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

COMPETITION, MARKETS AND REGULATION

Competition and Markets

The Partnership operates in a highly competitive environment for acquiring leases, contracting for drilling services, marketing natural gas production from its wells and pricing for the product. It is anticipated that the wells drilled will produce mostly “dry gas,” such as the natural gas generally produced from wells situated in the Marcellus Shale primary area. Product availability and price are the principal means of competing in selling dry natural gas. Price obtained is determined by various factors beyond our control including domestic production, market demand, competition from other energy sources, and capacity of the gathering systems, political climate and weather. Many companies engage in natural gas drilling operations and most of our competitors in the areas where we will drill our wells will have financial resources and staffs larger than those available to us.

We do not consider our position in the industry to be significant and as such, we have little ability to significantly influence the price for our product.

Governmental Regulation

Governmental agencies, both Federal and State, regulate the production and transportation of natural gas. The Federal Energy Regulatory Commission regulates the interstate transportation of natural gas.

Natural gas operations in Pennsylvania are regulated by the Department of Environmental Protection, Division of Oil and Gas, which includes the Department of Environmental Resources. In this regard, the Pennsylvania Department of Environmental Resources imposes a comprehensive statutory and regulatory scheme for natural gas operations, including supervising natural gas production activities and the transportation of natural gas sold in intrastate markets, which creates additional financial and operational burdens. The Pennsylvania Department of Environmental Resources also has broad regulatory and enforcement powers including those associated with pollution and the environment as discussed below.

Failure to comply with regulatory requirements can result in substantial fines and other penalties.

Environmental Regulation

The MGP drilled and completed the wells and supervises the producing operations. Those activities are subject to various federal, state, and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. The United States Environmental Protection Agency (the “EPA”) and state and local agencies will require obtaining permits and taking other measures with respect to:

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

Employees

We do not directly employ any of the persons responsible for our management or operation. Rather, the personnel of the MGP’s affiliates manage and operate our business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between our MGP’s business and affairs and their other business interests.

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

ITEM 2:                PROPERTIES

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries to production facilities. As of December 31, 2014, we had drilled fourteen wells, of which twelve were revenue producing and two were awaiting connection to a gathering line. No other wells are scheduled to be drilled.

Developed Acreage

The leases for our wells generally have terms that extend for the life of the wells. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to certain exceptions stated in the leases and titles. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we began drilling operations, however, we conducted an extensive title examination and we performed curative work on defects that we deemed significant.

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

Natural Gas Reserves

Proved reserves are the estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. An independent third- party reserve engineer will estimate the natural gas reserves in the future.

Our reserves are all located in the Marcellus Shale formation and all are natural gas. As of December 31, 2014, our net proved reserves of natural gas were 3,999 (MMCF).

Impairment of Natural Gas Properties

We assess our producing natural gas properties for possible impairment, upon a triggering event which is usually annually, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which our MGP reasonably estimates the commodities to be sold. During the year the market experienced a significant decline in commodity prices, which we viewed as a triggering event and, therefore, a possible impairment of our proved natural gas properties. At December 31, 2014 upon the receipt of a year-end reserve report, we reviewed our proved natural gas properties for possible impairment. The net capitalized costs of our wells exceeded the undiscounted future net cash flows from well production. As a result, an impairment of the properties was recorded, of approximately $ 6,629,000, by calculating the difference between the future discounted cash flows from the properties and the net capitalized costs.

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

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2014 we had 358 unitholders.

Our investor partners may request that our MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013, provided that certain conditions of our Partnership Agreement are met. The repurchase price is set at the greater of (i) predominantly 70% of the present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of our debts or (ii) an amount equal to three times the total amount of distributions paid by us to the participants as a group during the previous twelve months. Our MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by our MGP on a first-come, first- served basis and may not exceed 5% of the total units outstanding. Our MGP may suspend the repurchase feature at any time if it determines we do not have the necessary cash flow or cannot borrow funds for this purpose on reasonable terms.

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

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

As of December 31, 2014, the partnership had drilled fourteen gross vertical wells of which twelve were revenue producing and two were awaiting connection to a pipeline. We do not intend to drill any additional wells. All wells were drilled in the Marcellus Shale formation. No other activities had occurred at December 31, 2014.

Our MGP has agreed to subordinate up to 60% of its share, as MGP, of our partnership net production revenues during a 96-month subordination period that began on January 1, 2014. As of December 31, 2014, the MGP had subordinated $ 27,533 of distributions to the investors.

Our MGP is MDS, a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy, Ltd. and M/D Gas, Inc., have previously sponsored and serve as managing general partner of eight private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and it sponsored an additional private drilling partnership in 2014.

First Class Energy, LLC, an affiliate of our MGP, provided certain services to drill the wells on our behalf under our drilling and operating agreement with our MGP. Our MGP serves as our drilling contractor and operator (“driller/operator”) and will supervise the drilling, completing, and operating (administrative, gathering, transportation, well services) of the wells drilled by us and it and its affiliates will be paid at competitive rates for their services. The gas marketing will be handled by an affiliated company, Snyder Brothers, Inc., which may also gather, transport and purchase our natural gas production at competitive rates in the area. The personnel of the driller/operator’s affiliates’ (MDS Energy, Ltd. and First Class Energy, LLC) help our MGP manage and operate our business. These affiliates have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. Our MGP and its affiliates will receive substantial fees and profits in connection with this business.

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

We do not directly employ any of the persons responsible for our management or operation. Rather, the personnel of MDS Energy, Ltd. and First Class Energy, LLC help our MGP manage and operate our business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between us and our MGP’s business and affairs and their other business interests. In this regard, our policies and procedures for reviewing, approving or ratifying related party transactions with our MGP and its affiliates are set forth in the partnership agreement.

Liquidity and Capital Resources

Natural Gas Sales

We currently use the “net-back” method of accounting for arrangements related to our commodity sales. We sell commodities at the wellhead and collect a price under contracts with monthly pricing provisions, based on a differential to the average monthly NYMEX (“NYMEX”) price and recognize revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

As of December 31, 2014, all of the aggregate capital from our offering of the units had been expended, fourteen wells had been completed and twelve are revenue producing with two awaiting connection to gathering lines which are expected to be connected by September 30, 2015. As of December 31, 2014, approximately $1,193,000 of net revenue from the sale of natural gas had been received for approximately 457,000 MCF of production with an average realized price of $2.61 per MCF. The first well began producing in March, 2014. In addition, approximately $220,000 of net revenue from the sale of natural gas had been recorded as revenue as a result of our estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and these amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.79 per MCF for the estimated production of 123,000 MCF of production.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. Transportation charges totaled approximately $224,000 or 39 cents per MCF. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production and well maintenance costs for the year ended December 31, 2014 were approximately $ 94,000 or 16 cents per MCF.

Depreciation, Depletion and Amortization

DD&A expense for continuing operations was approximately $ 1,210,000 for the year ended December 31, 2014 as a result of production of 579,486 MCFs during 2014. The DD&A expense rate per MCF was approximately $ 2.17 for the year ended December 31, 2014.

At December 31, 2014 upon the receipt of a year-end reserve report, we reviewed our proved natural gas properties for possible impairment. The net capitalized costs of our wells exceeded the undiscounted future net cash flows from well production. As a result, an impairment of the properties was recorded, of approximately $ 6,629,000, by calculating the difference between the future discounted cash flows from the properties and the net capitalized costs as of December 31, 2014. Total capitalized costs as of December 31, 2014, before the impairment expense was $14,270,914.

Funding of Activities

We believe the cash flow from our operations is adequate to fund future operations and distributions to our partners.

Availability of Financing to the Managing General Partner and associated entities

In July, 2014, certain of the wholly-owned companies of MDS Associated Companies, Inc., an affiliate of the managing general partner, agreed to revise their existing line of credit with PNC Bank, National Association. Under the revised terms, $3,000,000 of the existing balance on the line of credit was converted to a term note of 60 month duration with an interest rate of LIBOR plus 2.45%. As of December 31, 2014, the outstanding balance was $2,750,000. In addition, there is a line of credit for working capital in the amount of $2,000,000 that matures on July 30, 2015 with an interest rate of LIBOR plus 2.45% and a line of credit for equipment in the amount of $4,500,000 that matures July 31, 2015 with an interest rate of LIBOR plus 2.50%. As of December 31, 2014, there was no outstanding balance under the working capital line of credit and the outstanding balance under the equipment line of credit was $3,471,725 which was converted to a term note of 60 months duration with an interest rate of LIBOR plus 2.5%. All credit facilities are guaranteed by all the wholly-owned companies of MDS Associated Companies, Inc., including the managing general partner. The credit facilities are secured by all of the assets of the borrowers, including the managing general partner’s, except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd., an affiliate of our MGP, is a borrower under two financing arrangements (unsecured line of credit and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of December 31, 2014 the aggregate principal amount outstanding under these financing arrangements was $2,575,000, which may increase or decrease in the future. The unsecured line of credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance as of December 31, 2014 was $1,325,000 and is payable on demand. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor and the outstanding balance was $1,250,00 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Associated Companies, Inc.’s obligations to PNC Bank, National Association, under the term note and line of credit described in the preceding paragraph.

Participation in Costs and Revenues and Distributions

Please refer to Note 3 to the financial statements for the details of how our costs and revenues will be charged and credited between our MGP and our investors after deducting from our gross revenues the landowner royalties and any other lease burdens. Some of the percentages will be determined either by the actual costs incurred by us to drill and complete our wells or by the final amount of our MGP’s capital contribution to us, which will not be known until after all of our wells have been drilled and completed.

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon our condensed balance sheets, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We will base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We will evaluate our estimates on an on-going basis.

Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
MDS Energy Public 2013-A LP:

We have audited the accompanying balance sheets of MDS Energy Public 2013-A Limited Partnership (Partnership) as of December 31, 2014 and 2013 and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MDS Energy Public 2013-A Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Partnership has had significant related-party transactions with its Managing General Partner, MDS Energy Development, LLC.

    Pittsburgh, Pennsylvania
    March 13, 2015

Schneider Downs & Co., Inc.	One PPG Place	41 S. High Street
www.schneiderdowns.com	Suite 1700	Huntington Center, Suite 2100
	Pittsburgh, PA 15222	Columbus, OH 43215
	TEL 412.261.3644	TEL 614.621.4060
	FAX 412.261.4876	FAX 614.621.4062

The MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheets
	December 31
	2014	2013
Assets
Current Assets
Cash and Cash Equivalents	$18,264	$1,312,723
Accounts Receivable	250,097
Total Current Assets	268,361	1,312,723

Drilling advances to Managing General Partner	-	15,001,000

Oil and Gas properties, successful efforts method	6,431,436	124,987
Oil and Gas properties ‐ net	6,431,436	124,987
Total Assets	$6,699,797	$16,438,710

Liabilities
Current Liabilities
Due to Managing General Partner	$-	$2,448,088
Accrued Expenses	134,629
Total Liabilities	134,629	2,448,088

Asset Retirement Obligations	129,630	-

Partners’ Equity	6,435,538	15,038,885
Subscription Receivable	-	(1,048,263)
Partners’ Equity	6,435,538	13,990,622

Total liabilities and partners’ equity	$6,699,797	$16,438,710

The accompanying notes are an integral part of these financial statements.

The MDS ENERGY PUBLIC 2013-A LP
Statement of Operations
For the Years Ended December 31, 2014 and 2013

	2014	2013

Revenue
Revenue	$1,501,077	$-
Miscellaneous	1,884	193
Total Revenue	1,502,961	193

Operating Costs and Expenses
Gathering Expense	224,350
Well Maintenance	94,114
DD&A Expense	1,215,236
Impact Fee	47,300
Accounting Fees	92,805
Bank Fees	72
Impairment Charge	6,629,108
Other expenses:
Organization Costs		82,522
Other		4,773
Total Expenses	8,302,985	87,295
Net Loss	$(6,800,024)	$(87,102)

The accompanying notes are an integral part of these financial statements.

The MDS ENERGY PUBLIC 2013-A LP
Statements of Partner’s Equity

	Investor Partners	Managing General Partner	Subscription Receivable	Total

Partners’ capital contribution

Capital Contribution	$15,001,000	$-	$(1,048,263)	$13,952,737
Syndication costs		1,117,558	-	1,117,558
Leasehold Costs	-	124,987	-	124,987
Total Contributions	15,001,000	1,242,545	(1,048,263)	15,195,282
				-
Syndication and offering costs, immediately charged to capital	-	(1,117,558)	-	(1,117,558)
	15,001,000	124,987	(1,048,263)	14,077,724

Net Loss	(73,061)	(14,041)	-	(87,102)
Balance December 31, 2013	14,927,939	110,946	(1,048,263)	13,990,622

Collection of Subscription Receivable			1,048,263	1,048,263
Sales Commissions	(979,630)	-		(979,630)
Distriubtions	(707,726)	(115,967)	-	(823,693)
Net Loss	(5,710,660)	(1,089,364)	-	(6,800,024)

Balance at December 31, 2014	$7,529,923	$(1,094,385)	$-	$6,435,538

The accompanying notes are an integral part of these financial statements.

The MDS ENERGY PUBLIC 2013-A LP
Statements of Cash Flows
For the Year Ended December 31

	2014	2013
Cash flows from Operating activities
Net Loss	$(6,800,024)	$(87,102)
Adjustments to reconcile net loss to cash (used in) operations
Depletion	1,210,370	-
Impairement Charge	6,629,108	-
Accretion	4,866	-
Total Adjustments to net loss to reconcile to net cash provided by (used in) operating activities	1,044,320	(87,102)
Changes in assets and liabilities
Accounts Receivable	(250,097)	-
Accounts Payable and Accrued Expenses	134,629	-
Net Cash provided by operating activities	928,852	(87,102)

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	207	(15,001,000)
(Repayments to) Advances from the Managing General Partner	(2,448,088)	2,448,088
Net cash used in investing activities	(2,447,881)	(12,552,912)

Cash flows from financing activities
Collection of Subscription Receivable	1,048,263	-
Investor Partners’ contributions	-	13,952,737
Distributions	(823,693)	-
Net cash provided by financing activities	224,570	13,952,737

Net change in cash and cash equivalents	(1,294,459)	1,312,723
Cash and cash equivalents at beginning of year	1,312,723	-

Cash and cash equivalents at end of year	$18,264	$1,312,723

SUPPLEMENTAL DISLOSURE OF NONCASH ACTIVITY
Asset retirement obligation, with corresponding increase to gas properties	$124,764	$-

Drilling Advances paid to the Managing General Partner	$14,021,370
Investment in Gas Properties	(14,021,370)
	$-
Assets contributed by the managing general partner
Lease Costs		$124,987
Organizational and offering costs		1,200,080
		$1,325,067

During 2013 that Partnership paid approximately $937,000 to the MGP to pay sales commission on their behalf, this amount was paid during 2014 and the partnerships capital balance was reduced accordingly.

The accompanying notes are an integral part of these financial statements.

MDS ENERGY PUBLIC 2013-A LP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

MDS Energy Public 2013-A LP (Partnership), was organized in 2013, in accordance with the laws of the state of Delaware.  The Partnership, was formed for the purpose of drilling developmental natural gas wells.  The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the MGP and M/D Gas, Inc. (M/D), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

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

General partner units were converted by the Partnership to limited partner units upon the drilling and completion of all of the Partnership’s wells.  In accordance with the terms of the Limited Partnership Agreement (“Agreement”), MDS manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.  The Partnership operates a single business unit.

Investor partners may request that MDS repurchase units at any time beginning with the fifth anniversary after the offering termination date when certain conditions are met.  The repurchase price is set at predominantly 70% of the present worth of future net revenues from the Proved Reserves as determined under the last reserve report and is reduced by an amount equal to all debts of the Partnership or, if greater, an amount equal to three times the total amount of distributions paid by the Partnership as a group during the previous twelve months.  MDS is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request.  Repurchase requests will be fulfilled by MDS on a first-come, first served basis and may not exceed 5% of the total units outstanding in any calendar year. As of December 31, 2014, the Partnership did not repurchase any units from limited partners. The repurchase feature may be suspended at any time if our MGP determines that we do not have any necessary cash flow or cannot borrow funds for this purpose on reasonable terms.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied by management in the preparation of the accompanying financial statements follows:

Basis of Presentation – the financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of the Partnership.  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners’ other activities.

Management’s Estimates – The preparation of the Partnership’s financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires this Partnership to make estimates and assumptions that affect the amounts reported in this Partnership’s financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates which are particularly significant to the financial statements include estimates of natural gas and NGL sales revenue, proved reserves, future cash flows from natural gas and NGL’s properties.

Cash and Cash Equivalents - The Partnership’s cash and cash equivalents include cash and interest-bearing money market deposits held by major financial institutions having original maturities of 90 days or less.  The balance in the Partnership account is insured by Federal Deposit Insurance Corporations, up to $250,000.  The balance in these accounts may at times be in excess of federally insured amounts.  The Partnership has not experienced losses in any such accounts to date and limits the Partnership’s exposure to credit loss by placing its cash and cash equivalents with high-quality financial institutions.

Accounts Receivable – The Partnership records an estimate of revenue to be received in future months for production in the months prior to the end of the reporting period, based upon estimated production information that is available to it.  Substantially all of the Partnership’s production is sold to a related party of the Partnership.  Management determined that no allowance for uncollectible amounts was necessary at December 31, 2014 and 2013, respectively.

Drilling Advances to Managing General Partner – the Partnership prepaid the cost of drilling the wells in the Program to the Managing General Partner.

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

The estimates of proved reserves are based on quantities of gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions.  Annually, the Partnership engages independent petroleum engineers to prepare a reserve and economic evaluation of all the Partnership’s properties on a well-by-well basis as of December 31.  The process of estimating and evaluating gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data.  The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions.  As a result, revisions in existing reserve estimates occur from time to time.  Although every reasonable effort is made to ensure that reserve estimates reported represent the Partnership’s most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates.  Because estimates of reserves significantly affect this Partnership’s DD&A expense, a change in this Partnership’s estimated reserves could have an effect on the Partnership’s income or loss.

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.  The estimates of future prices may differ from current market prices of natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved crude oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the availability of new reserve information, the Partnership reviewed its proved natural gas properties for impairment at December 31, 2014.  The Partnership recognized an impairment of proved properties of approximately $6,629,000 for the year ended December 31, 2014.

Production Tax Liability – Production tax liability represents estimated taxes, primarily ad valorem and property, to be paid to the states and counties in which the Partnership operates.  The Partnership’s share of the tax expense is included in gathering expense.  The Partnership’s taxes payable are included in accounts payable on the balance sheets.

Proceeds from the Sale of Wells/Leases - If the parties’ capital accounts are adjusted to reflect the  depletion of a natural gas property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property that represents recovery of its simulated tax basis in the property shall be allocated to the parties in the same proportion as the aggregate adjusted tax basis of the property was allocated to the parties or their predecessors in interest.  If the parties’ capital accounts are adjusted to reflect the actual depletion of a natural gas property of the Partnership, then the portion of the total amount realized by the Partnership on the taxable disposition of the property that equals the parties’ aggregate remaining adjusted tax basis in the property shall be allocated to the parties in proportion to their respective remaining adjusted tax bases in the property.  Thereafter, any excess will be allocated to the managing general partner in an amount equal to the difference, if any, between the fair market value of the lease at the time it was contributed to the Partnership and its simulated or actual adjusted tax basis at that time.  Any excess shall be credited generally in accordance with the sharing ratio utilized for the allocation of production revenues.

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

Transfers and Presentments – There is no established public trading market for the Partnership’s units and we do not anticipate that a market for the Partnership’s units will develop. The Partnership’s units may be transferred only in accordance with the provisions of the Partnership Agreement which requires:

•	the MGP may require an opinion of counsel that registration under applicable federal and state law is not required;
•	the transfer not result in materially adverse tax consequences to us and;
•	the transfer does not contravene any terms of the Partnership Agreement.

An assignee of a unit may become a substituted partner only upon meeting the following conditions:

•	the assignor gives the assignee the right;
•	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
•	the assignee executes and delivers the instruments, which the MGP requires to effect the substitution and to confirm his or her agreement to be bound by the term of the Partnership Agreement.

As managing general partner, MDS has the right to withhold $200 per month of Partnership revenues in Partnership reserves to cover future plugging and abandonment costs of the well, beginning one year after each Partnership well begins producing.  This $200 also includes the managing general partner’s share of revenues.  The managing general partner’s retained revenues will be used exclusively for plugging and abandonment of the well. To the extent any portion of those reserves ultimately is not required for the plugging and abandonment costs of the well it will be returned to the general operating revenue of the Partnership.  There were no funds withheld from the Partnership’s revenues for future plugging and abandonment costs during the years ended December 31, 2014 and 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commitments- As Managing General Partner, MDS maintains performance bonds for plugging, reclaiming and abandoning of this Partnership’s wells as required by governmental agencies.  If a government agency were required to access these performance bonds to cover plugging, reclaiming or abandonment costs on a Partnership well, this Partnership would be obligated to fund any amounts in excess of funds previously withheld by the managing general partner to cover these expenses.

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

Fair Value Measurement - The Partnership measures assets and liabilities at fair value in accordance with the Codification topic, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a framework for its measurement and requires disclosures regarding the Partnership’s fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of the Partnership’s cash and cash equivalents, accounts receivable, drilling advances to Managing General Partner, Due to Managing General Partner and accrued liabilities approximated fair value as of December 31, 2014.

Revenue Recognition - Sales of gas are recorded on the “net back” method. Sales are recognized when gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Gas is sold by MDS to Snyder Brothers, Inc, Agent, an affiliated entity, in the market at prevailing prices with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the gas fluctuates to remain competitive with other available gas supplies.  As a result, the Partnership’s revenues from the sale of gas will suffer if market prices decline and benefit if they increase.  However, MDS may from time to time enter into derivative agreements, usually with a term of two years or less which may either fix or collar a price in order to reduce market price fluctuations.  The Partnership believes that the pricing provisions of its gas contracts are customary in the industry.  The Partnership did not enter into derivative agreements for the years ended December 31, 2014 and 2013.

Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  ASU 2014-09 will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Partnership is currently evaluating the impact ASU 2014-09 will have on its financial statements.

NOTE 3 – CONCENTRATION OF RISK

Accounts Receivable- This Partnership’s accounts receivable are from purchasers of natural gas production.  The Partnership sells substantially all of its gas production to a customer who purchases from other Partnerships managed by the Partnership’s Managing General Partner.  Inherent to the Partnership’s industry is the concentration of natural gas sales to a limited number of customers.  This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that its customers may be similarly affected by the changes in economic and financial condition, commodity prices and other conditions.

As of December 31, 2014 and 2013, the Partnership did not record an allowance for doubtful accounts. In making the estimate for receivables that are uncollectible, the Managing General Partner considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers.  It is reasonably possible the estimate for uncollectible receivables will change periodically.  Historically neither MDS nor any of the other Partnerships managed by the Partnership’s Managing General Partner, have experienced uncollectible accounts receivable.  As of December 31, 2014 the Partnership sold 100% of the accounts receivable to a related party and did not incur any losses on accounts receivable for the years ended December 31, 2014 and 2013, respectively.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

As of December 31, 2014, approximately $1,193,000 of net revenue from the sale of natural gas had been received or was known with certainty, which is approximately 457,000 MCF at an average price per MCF of approximately $2.61.  In addition approximately $220,000 of net revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is approximately 123,000 MCF at an average price per MCF of $1.79.  These amounts are recorded as accounts receivable. The total estimate of expenses to be deducted from those amounts is approximately $123,000, which are typically transportation, well maintenance and lease operating expenses.

The following table sets forth how the Partnership’s costs and revenues are charged and credited between the MGP and investors in the Partnership, after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the line items in the table do not have percentages stated, because the percentages were determined by the actual costs incurred by the Partnership to drill and complete its wells and the final amount of the MGP’s capital contribution to the Partnership at the effective date of the Partnership formation.

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

NOTE 5 – PARTNERS CAPITAL

MDS contributed leased property valued at $124,987 that was included as a contribution of partners’ capital at December 31, 2013.

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership net production revenues. During 2014 the MGP subordinated $27,533 of distributions to investors.

Subsequent to December 31, 2013, the Partnership received approximately $1,048,000 of cash deposits for subscriptions receivable as of December 31, 2013. Cash on hand at December 31, 2013 was approximately $1,313,000. The MGP advanced to the Partnership approximately $2,361,000 at December 31, 2013, so that the Partnership could pay drilling advances to the drilling contractor. The advance of $2,361,000 was repaid by January 27, 2014.  In addition, the sales commissions, which are deducted from the investors equity, were deducted from investor partners’ capital in the amount of $979,630. In 2013 the Managing General Partner contributed approximately $1,200,000 of organizational and offering cost to the partnership for partnership interest.

NOTE 6 – PROPERTIES

The Partnership is engaged solely in gas activities, all of which are located in Pennsylvania.  Costs capitalized for these activities at December 31, 2014 are as follows:

Leasehold Costs	$124,987
Asset Retirement Obligation	124,764
Development Costs	14,021,163
Oil and gas properties, successful efforts method	14,270,914
Less: Accumulated Depreciation, Depletion and
Amortization	1,210,370
Impairment Expense	6,629,108
Oil and Gas Properties – net	$6,431,436

Twelve wells were revenue producing and two wells were not on line as of December 31, 2014.

The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.   If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the availability of new reserve information as of December 31, 2014, the Partnership reviewed its proved natural gas properties for impairment and recognized an impairment of proved properties of approximately $6,629,000.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in carrying amount of asset retirement obligations associated with gas properties for December 31, 2014 are as follows:

Balance at beginning of year:	$	- 0 -
Obligations assumed with development activities		124,764
Accretion expense		4,866
Balance at end of period		$129,630

NOTE 8 - RELATED-PARTY ACTIVITIES

MDS will receive a fully accountable reimbursement for actual administrative costs.  In its capacity as operator of the wells, MDS will also receive reimbursement for direct costs, well supervision fees and fees for gas gathering services and any other services it provides, at competitive rates.

MDS, through entities under common ownership, will perform drilling, administrative, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services.  Drilling costs totaled approximately $14,021,370 for the year ended December 31, 2014 which were prepaid by the Partnership as of December 31, 2013.  During the year ended December 31, 2014, MDS was paid approximately $2,559,000 to administer the drilling of the fourteen wells.

Transactions with Managing Partner and Affiliates

MDS is reimbursed for certain partnership expenses and receives fees for services as provided for in the Agreement.  For the year ended December 31, 2014 the Partnership paid MDS approximately $94,000 for well maintenance.

NOTE 9 –CONTINGENCIES

From time to time, the Partnership is involved in various legal proceedings arising out of the normal conduct of its business.  In the opinion of management, the ultimate resolution of such matters will not have a material effect on the financial position, results of operations or cash flows of the Partnership.

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment.  The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. The Partnership accounts for environmental contingencies in accordance with the Contingencies topic of the Codification.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  [Expenditures that relate to an existing condition caused by past operations, and do not contribute on current or future revenue generation, as expensed.]  Liabilities are recorded when environmental assessments and/or clean-ups are probably and the costs can be reasonably estimated.  The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures.  During the years ended December 31, 2014 and 2013 as a result of the Managing General Partner’s periodic review, there were no material environmental remediation projects identified.  As such the Partnership did not record a liability or expense for environmental remediation liabilities for the years ended December 31, 2014 or 2013.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the balance sheet is issued or is available to be issued. Management has evaluated subsequent events through March 13, 2015, the date on which the balance sheet was available and have determined that there are no subsequent events that require additional disclosure.

NOTE 11 – RESERVE INFORMATION (UNAUDITED)

The Partnership utilized the services of an independent petroleum engineer to estimate the Partnership’s proved natural gas reserves.  These reserve estimates have been prepared in compliance with professional standards and reserve definitions prescribed by the SEC.

Proved reserves estimates may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change.  This Partnership’s net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Proved developed reserves are the quantities of natural gas expected to be recovered from currently producing zones under the continuation of present operating methods.  Proved undeveloped reserves are those reserves expected to be recovered from existing wells where a relatively major expenditure is required for additional reserve development. As of December 31, 2014 there were no proved undeveloped reserves for this Partnership.

During the year, the Partnership incurred total capitalized costs of approximately $14,021,000 for the drilling of vertical wells in the Marcellus Shale Formation.  No dry holes were drilled and no development or exploratory costs were incurred. All Partnership wells are categorized as proved producing wells.

The price used to estimate the Partnership’s reserves was approximately $ 2.831/mcf.

Future cash flows and production costs from the wells are estimated to be $11,953,000 and $4,434,000 respectively, resulting in future net cash flows before income taxes of $7,519,000. The estimated annual discount of 10% for timing of cash flows would be $3,709,000, resulting in a standardized measure of discounted future net cash flows of $3,810,000.

The following table presents the Partnership’s proved developed reserves as of December 31, 2014, the last time a reserve report was prepared

Proved developed reserves	Gas (MMCF)
Beginning of period	- 0 -
New Discoveries	4,779
Revisions Production	(579)
End of Period	4,200

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our MGP’s Chief Executive Officer and President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chief Executive Officer and President and Chief Financial Officer, concluded that, at December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information as of March 10, 2015 with respect to those persons who serve as the officers of our MGP:

NAME	POSITION OR OFFICE

Michael D. Snyder	Chief Executive Officer and President

Dennis L. Hinderliter	Chief Financial Officer and Treasurer

Randall L. Morris, Jr.	Vice President of Operations

Brannon P. McPherson	Managing Vice President

Michael S. Knapp	Vice President of Land & Public Relations

Adam W. Zellman	Vice President of Natural Gas Operations

Jason C. Knapp	Vice President of Partnership Administration and Secretary

With respect to the biographical information set forth below, the approximate amount of an individual’s professional time devoted to the business and affairs of the MGP and its affiliates, including MDS Energy, Ltd., M/D Gas, Inc., and First Class Energy, have been aggregated.

Michael D. Snyder, age 30, has served as the Chief Executive Officer and President of the MGP since its formation in February 2011. Mr. Snyder has over ten years of experience in all phases of natural gas and oil exploration and development in western Pennsylvania. He also serves as the Chief Executive Officer and President of MDS Energy Partners GP, LLC since its formation in November 2014. M/D Gas, Inc. since March 2008 and as the sole Director of M/D Gas, Inc. since January 2011. Mr. Snyder previously served as Vice President of M/D Gas, Inc. from its formation in May 2006 until March 2008 and as a director of M/D Gas, Inc. from May 2006 to January 2011. He further serves as President and Chief Executive Officer of First Class Energy, LLC since its formation in December 2007, and President of MDS Associated Companies, Inc. since its formation in January 2008 and sole Director of MDS Associated Companies, Inc. since January 2011. Previously, Mr. Snyder served as a director of MDS Associated Companies, Inc. from January 2008 to January 2011 and as the President of MDS Securities, LLC from February 2012 to June 2012. Mr. Snyder is a son of David E. Snyder, the Chairman, Chief Executive Officer and President of Snyder Brothers, Inc., the brother of Bryan K. Snyder, a Vice President of Snyder Brothers, Inc., a nephew of Mark A. Snyder, the corporate Secretary of Snyder Brothers, Inc. and a cousin Benjamin T. Snyder, the Vice President of Marketing of Synder Brothers, Inc., Mr. Michael Snyder is also an indirect minority shareholder of Snyder Brothers, Inc. There is no minimum amount of time that Mr. Snyder will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Snyder devotes approximately 95% of his professional time to the business and affairs of the MGP and its affiliates.

Dennis L. Hinderliter, age 57, serves as the Chief Financial Officer and Treasurer of the MGP since August 15, 2014. Mr. Hinderliter also serves as the Chief Financial Officer and Treasurer of MDS Energy Partners GP, LLC since its formation in November 2014. MDS Associated Companies, Inc., First Class Energy, LLC, and M/D Gas, Inc. Previously, he served as the Chief Financial Officer of Texas Keystone, Inc. (“TKI”), a Pittsburgh based exploration and production company, until August 2014. He Joined TKI as Controller in August 2000. Prior to joining TKI, he had served as Chief Financial Office/Treasurer for Arthur T. Walker Estate Corporation, a privately held group of companies with operations in natural gas, bituminous coal reserves and mining and railroad transportation located in Western Pennsylvania with whom he worked for 19 years (known in the region as Shawmut Companies). He received his B.S. Degree from Clarion University in Business Administration in 1979. Mr. Hinderliter has been involved with the Institute of Management Accountants, Independent Oil & Gas Association of Pennsylvania and the Council of Petroleum Accountants Societies. Mr. Hinderliter devotes approximately 100% of his professional time to the business and affairs of the managing general partner and its affiliates.

Randall L. Morris, Jr., age 33, has served as the Vice President of Operations of the MGP since July 2012. Mr. Morris also serves as the Vice President of Operations of MDS Energy Partners GP, LLC since its formation in November 2014, and M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously, Mr. Morris served as the Vice President and Chief Engineer of the MGP from February 2011 to July 2012. Mr. Morris also previously served as the Vice President and Chief Engineer of M/D Gas, Inc. and MDS Associated Companies, Inc. from July 2008 to July 2012. Before that he was an Engineer for General Electric from May 2005 until April 2007 and he was a Field Engineer Specialist for Northrop Grumman from July 2004 until May 2005. Mr. Morris received a Bachelor of Science degree in Mechanical Engineering from The Pennsylvania State University in 2004. There is no minimum amount of time that Mr. Morris will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Morris devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Brannon P. McPherson, age 43, has served as the Managing Vice President of the MGP since January 2013.  Mr McPherson also serves as Managing Vice President of MDS Energy Partners GP, LLC since its formation in November 2014. Previously, Mr. McPherson served as the Managing Executive Vice President of Partnership Administration for the MGP from December 2011 to December 2012. From March 2007 until joining the MGP in December 2011, Mr. McPherson was employed as a Regional Marketing Director by Atlas Energy, L.P. He worked as a retirement sales consultant and in institutional sales and marketing for the Teachers Insurance Annuity Association – College Retirement Equities Fund from January 1995 until March 2007. Mr. McPherson was previously licensed as an associated person with ARI Financial Services, Inc. from December 2011 to December 2012. Mr. McPherson received a B.A. degree in Writing from Regis College in 1994 and a M.B.A. degree from Regis University in 1998. There is no minimum amount of time that Mr. McPherson will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. McPherson devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Michael S. Knapp, age 32, has served as the Vice President of Land & Public Relations for the MGP since July 2012. Mr. Knapp also serves as the Vice President of Land & Public Relations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Mr. Knapp also serves as Vice President of Land & Public Relations of MDS Energy Partners GP, LLC since its formation in November 2014. Previously he served as founder and President of Knapp Acquisitions & Production, LLC from December 2009 to July 2012, land acquisition agent for MDS Energy, Ltd. from October 2007 to August 2009 and founder and President of OC Pool Management, Inc. from March 2005 to October 2008. Michael S. Knapp is a brother of Jason C. Knapp, the Vice President of Partnership Administration and Secretary for the MGP. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Adam W. Zellman, age 33, has served as the Vice President of Natural Gas Operations for the MGP since July 2012. Mr. Zellman also serves as the Vice President of Natural Gas Operations for MDS Energy Partners GP, LLC since its formation in November 2014 and M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Mr. Zellman previously served as the Production Manager for MDS Energy, Ltd. since October 2007. Mr. Zellman supervises and coordinates the maintenance and production of natural gas from vertical Marcellus Shale wells, in addition to shallower wells drilled to other zones or formations in the Appalachian Basin. Mr. Zellman received a Bachelor of Science degree in Environmental Geography from Indiana University of Pennsylvania in 2005. There is no minimum amount of time that Mr. Zellman will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Zellman devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Jason C. Knapp, age 28, has served as the Vice President of Partnership Administration and Secretary for the MGP since January 2013. Mr. Knapp also serves as the Vice President of Partnership Administration and Secretary of MDS Energy Partners GP, LLC Since its formation in November 2014 and MDS Associated Companies, Inc. and M/D Gas, Inc. since January 2013. Mr. Knapp also serves as the Secretary of First Class Energy, LLC. Previously he served as a land acquisition agent for MDS Energy, Ltd. from July 2010 to April 2012. Mr. Knapp continues to serve as a land manager for MDS Energy, Ltd. Mr. Knapp is also President, Chief Executive Officer, and sole Director of MDS Securities, LLC, which serves as the dealer-manager of this offering. Mr. Knapp received a Bachelor of Arts degree in Philosophy from the University of Maryland, College Park in May 2010. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates. Jason C. Knapp is a brother of Michael S. Knapp, the Vice President of Land & Public Relations for the MGP.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

We do not directly employ any persons to manage or operate our businesses. Instead, all of the persons (including executive officers of our MGP and other personnel) necessary for the management of our business are employed and compensated by MDS Associated Companies, Inc. Pursuant to our partnership agreement, our MGP manages our operations and activities through its affiliates’ employees (including employees of the MDS Energy, Ltd. and First Class Energy, LLC). No officer or director of our MGP receives any direct enumeration or other compensation from us. (see “Item 13: Certain Relationships and Related Transactions” for a discussion of compensation paid by us to our MGP).

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2014, we had 1,500.10 units outstanding. No officer or director of our MGP owns any units, with the exception of our MGP’s CEO and President who owns 28.4 units. Although, subject to certain conditions, investor partners may present their units to us beginning with the fifth calendar year after the partnership closes for purchase, our MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year. Our MGP is owned 100% by MDS Associated Companies, Inc. Also, the repurchase feature may be suspended by our MGP at any time if it determines that we do not have the necessary cash flow or cannot borrow funds for this purpose on reasonable terms.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Oil and Gas Revenues. Our MGP is allocated approximately 16.1% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 8% of our subscriptions, and its contributions to us of all of the oil and gas leases for a total capital contribution of $1,325,067. During the year ended December 31, 2014, our MGP received revenues of approximately $ 223,000 from our net production revenues.

Leases. Following the final closing date for the offering of our units to potential investors, which was December 31, 2013 our MGP contributed oil and gas leases to us covering 13 undeveloped prospects for the wells we drilled and our MGP received a credit to its capital account in the amount of $124,987.

Drilling Contracts. After the closing date of the offering of our units to investors, we entered into a drilling contract with our MGP to drill and complete approximately 14 gross and net wells on our behalf. The total amount paid to our MGP for drilling and completing the wells was $15,001,000 for the year ended December 31, 2013.

Well Charges. Our MGP, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $800 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the year ended December 31, 2014 and 2013, our MGP received $  74,400 and  $ -0- respectively, for well supervision fees.

Dealer-Manager Fees. As part of the offering of our units to potential investors, MDS Securities, LLC, an affiliate of our MGP and the dealer-manager of our initial offering, received a 3% dealer-manager fee and a 7% sales commission for a total syndication offering fee amount of $1,420,660.

Transportation Fee. We pay gathering fees to our MGP, and other affiliated companies including Snyder Brothers, Inc., MDS Energy, Ltd., Furnace Run Pipeline, LP, and Mushroom Farm Pipeline, LP at a competitive rates for each MCF of our natural gas transported. For the years ended December 31, 2014 and 2013, gathering fees of approximately $ 224,000 and $  -0- respectively, were paid to our MGP or to affiliated companies.

Other Compensation. For the year ended December 31, 2013 our MGP advanced funds to us for a short period at the end of the year. The funds advanced were repaid by January 27, 2014.

ITEM 14:                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2014 and 2013, the accounting fees and services charged by our independent registered auditors, Schneider Downs & Co., Inc., were as follows:

	Years Ended December 31,
	2014	2013
Audit fees	$20,000	44,500

Audit Committee Pre-Approval Policies and Procedures

We do not have an audit committee nor does our MGP. On at least an annual basis, our MGP’s CEO & President and Chief Financial Officer will review audit and non-audit services performed by Schneider Downs & Co., Inc. as well as the fees charged by Schneider Downs & Co., Inc. for such services. Our policy is that all audit and non-audit services must be pre-approved by our MGP’s CEO & President and Chief Financial Officer. All of such services and fees were pre- approved during 2014 and 2013.

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

(1) Filed on (June 8, 2012) in the Form S-1 Registration Statement dated June 8, 2012, File No. ###-##-####

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

MDS ENERGY PUBLIC 2013 - A LP

MDS Energy Development, LLC, its Managing General Partner

Date: March 13, 2015	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

Date: March 13, 2015	/s/ Dennis L. Hinderliter
Dennis L. Hinderliter, Chief Financial Officer

