Form 10-Q
period 2015-03-31
MDS ENERGY PUBLIC 2013-A LP
filed 2015-05-15
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015 this Partnership had 1,508.53 units of limited partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheet

	March 31, 2015 (Unaudited)	December 31, 2014 Derived from Audited Statements
Assets
Current Assets
Cash and Cash Equivalents	$432	$18,264
Accounts Receivable and Due from Managing Partner	164,781	219,995
Total Current Assets	165,213	238,259

Oil and Gas properties, net	6,265,001	6,431,436

Total Assets	$6,430,214	$6,669,695

Liabilities and Partners’ Equity
Accrued Expenses	$114,775	$104,527

Asset Retirement Obligations	130,481	129,630

Partners’ Equity	6,184,958	6,435,538

Total Liabilities and Partners’ Equity	$6,430,214	$6,669,695

The accompanying notes are an integral part of these financial statements

MDS ENERGY PUBLIC 2013-A LP
Statement of Operations
(unaudited)

	For the Three Months Ended March 31
	2015	2014
Gas Revenue	$206,689	$-

Expenses
Gathering Expense	37,942	-
Well Maintenance	47,293	-
DD&A Expense	167,286	-
Impact Fee	51,373	-
Professional Fees	25,000	-
Total Expenses	328,894	-
Operating (Loss) Income	(122,205)	-

Other Income	-	157
Net (Loss) Income	$(122,205)	$157

The accompanying notes are an integral part of these unaudited financial statements

2

MDS ENERGY PUBLIC 2013-A LP
Statement of Partners’ Equity
For the Three Months Ended March 31, 2015
(unaudited)

	Investor Partners	Managing General Partner	Total
Balance at December 31, 2014	$7,529,923	$(1,094,385)	$6,435,538

Distributions	(130,277)	1,902	(128,375)

Net Loss	(102,506)	(19,699)	(122,205)

Balance at March 31, 2015	$7,297,140	$(1,112,182)	$6,184,958

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP
Statement of Cash Flows
(unaudited)

	For the Three Months Ended March 31
	2015	2014
Cash flows from Operating activities

Net (Loss) Income	$(122,205)	$157
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depletion	166,435	-
Accretion	851	-
Total adjustments to net (loss) income to reconcile to net cash provided by operating activities	45,081	157
Changes in assets and liabilities
Accounts Receivable and Due from Managing General Partner	55,214	-
Accrued Expenses	10,248	-
Net cash provided by operating activities	110,543	157

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	-	5,833,935
Oil and Gas Properties	-	(5,833,935)
Net cash used for investing activities	-	-

Cash flows from financing activities
Collection of Subscription Receivable	-	1,048,263
Distributions	(128,375)	-
Repayments to the Managing General Partner	-	(2,361,101)
Net cash used in financing activities	(128,375)	(1,312,838)

Net change in cash and cash equivalents	(17,832)	(1,312,681)
Cash and cash equivalents at beginning of period	18,264	1,312,723

Cash and cash equivalents at end of period	$432	$42

The accompanying notes are an integral part of these unaudited financial statements

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED BALANCE SHEETS
MARCH 31, 2015 and DECEMBER 31, 2014 (unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (Partnership), a Delaware limited partnership, was formed for the purpose of drilling developmental natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the Managing General Partner and M/D Gas, Inc. (M/D), a related party. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

In our opinion, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in its 2014 Form 10-K.

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

Accounts Receivable – The Partnership records an estimate of revenue to be received in future months for production in the months prior to the end of the reporting period, based upon estimated production information that is available to it. Substantially all of the Partnership’s production is sold to a related party of the Partnership. Management determined that no allowance for uncollectible amounts was necessary at March 31, 2015 and December 31, 2014.

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

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold. The estimates of future prices may differ from current market prices of natural gas. Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved crude oil properties. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value. Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date. Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves. Due to the availability of new reserve information, the Partnership reviewed its proved natural gas properties for impairment at December 31, 2014. The Partnership recognized an impairment of proved properties of approximately $6,629,000 for the year ended December 31, 2014 and no impairment for the three months ended March 31, 2015 or 2014.

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

The MGP has the right to withhold $200 per month of partnership revenues in partnership reserves to cover future plugging and abandonment costs of the well, beginning one year after each partnership well begins producing. This $200 also includes the MGP’s share of revenues. The MGP’s retained revenues will be used exclusively for plugging and abandonment of the well. To the extent any portion of those reserves ultimately is not required for the plugging and abandonment costs of the well it will be returned to the general operating revenue of the Partnership. There were no funds withheld from the Partnership’s revenues for future plugging and abandonment costs during the three months ended March 31, 2015 and the three months ended March 31, 2014.

Additionally, MDS maintains performance bonds for plugging, reclaiming and abandoning of the Partnership’s wells as required by governmental agencies. If a government agency were required to access these performance bonds to cover plugging, reclaiming or abandonment costs on a Partnership well, the Partnership would be obligated to fund any amounts in excess of funds previously withheld by the MGP to cover these expenses.

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

Fair Value Measurement – The Partnership measures assets and liabilities at fair value in accordance with the Codification topic, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a framework for its measurement and requires disclosures regarding the Partnership’s fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of the Partnership’s cash and cash equivalents, accounts receivable, drilling advances to Managing General Partner, Due to Managing General Partner and accrued liabilities approximated fair value as of March 31, 2015.

Revenue Recognition - Sales of gas are recognized when gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Gas is sold by MDS to Snyder Brothers, Inc., Agent, an affiliated entity, in the market at prevailing prices with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the gas fluctuates to remain competitive with other available gas supplies. As a result, the Partnership’s revenues from the sale of gas will suffer if market prices decline and benefit if they increase. However, MDS may from time to time enter into derivative agreements, usually with a term of two years or less which may either fix or collar a price in order to reduce market price fluctuations. The Partnership believes that the pricing provisions of its gas contracts are customary in the industry. The Partnership did not enter into derivative agreements for the three months ended March 31, 2015 and the three months ended March 31, 2014.

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

NOTE 3 - CONCENTRATION OF RISK

Accounts Receivable – This Partnership’s accounts receivable are from purchasers of natural gas production. The Partnership sells substantially all of its gas production to a customer who purchases from other Partnerships managed by the Partnership’s MGP. Inherent to the Partnership’s industry is the concentration of natural gas sales to a limited number of customers. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that its customers may be similarly affected by the changes in economic and financial condition, commodity prices and other conditions.

As of March 31, 2015 and December 31, 2014, the Partnership did not record an allowance for doubtful accounts. In making the estimate for receivables that are uncollectible, the MGP considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers. It is reasonably possible the estimate for uncollectable receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectable accounts receivable. The Partnership sold 100% of the accounts receivable to a related party and did not incur any losses on accounts receivable for the three months ended March 31, 2015 or March 31, 2014.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

As of March 31, 2015, approximately $64,500 of gross revenue from the sale of natural gas had been received or was known with certainty and not distributed, which is 36,000 MCF at an average price per MCF of $1.79. In addition approximately $88,600 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 50,600 MCF at an average price per MCF of $1.75. These amounts are recorded as accounts receivable net of royalties approximating $17,500. The total estimate of expenses to be deducted from those amounts is approximately $80,000, which are typically transportation, well maintenance and lease operating expense. As of March 31, 2014, production had not commenced, therefore, there were no accounts receivable or production costs incurred.

As of December 31, 2014, approximately $250,000 of gross revenue based on approximately 123,000 MCF at an average price per MCF of $2.03 was recorded as accounts receivable net of royalties of $30,000.

NOTE 5 – PARTNERS CAPITAL

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of it revenue interest beginning in August 2014 and continuing through March 2015. During the quarter ended March 31, 2015 and for the year ended December 31, 2014, MGP subordinated $22,597 and $27,533, respectively, which was distributed to investors.

NOTE 6 – TRANSFERS AND PRESENTATIONS

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

NOTE 7 – PROPERTIES

The Partnership is engaged solely in gas activities, all of which are located in Pennsylvania. Costs capitalized for these activities are as follows:

	March 31, 2015	December 31, 2014
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	124,764	124,764
Development Costs	7,392,055	7,392,055
Gas properties, successful efforts method	7,641,806	7,641,806
Less: Accumulated Depreciation, Depletion and Amortization	1,376,805	1,210,370

Gas Properties – net	$6,265,001	$6,431,436

Twelve wells are revenue producing and two wells were not in line as of March 31, 2015.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Changes in carrying amount of asset retirement obligations associated with gas properties are as follows:

March 31, 2015
Balance at beginning of period:	$129,630
Obligations assumed with development activities	-
Accretion expense	851
Balance at end of period	$130,481

The above accretion expense is included in depreciation, depletion and amortization in the partnership statement of operations.

NOTE 9 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, performed drilling, and well services for the Partnership and is paid at competitive rates for these services. First Class Energy, an entity under common ownership performed much of the drilling services on behalf of the MGP. Gathering, transportation and gas marketing is provided by Snyder Brothers, Inc. The MGP also receives a fully accountable reimbursement for actual administrative costs. At March 31, 2015, $19,200 was due to the MGP for well maintenance fees related to the revenue producing wells and this amount is included in the accrued expenses on the balance sheet.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Environmental

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to it by affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of March 31, 2015. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

The Partnership drilled development wells which means a well drilled within the proved area of a natural gas reservoir to the depth of a stratigraphic horizon known to be productive. Only vertical natural gas wells in the Marcellus Shale area in western Pennsylvania were drilled. The Partnership Agreement governs the rights and obligations of the partners. The investment return will depend solely on the operations and success or lack of success of the Partnership.

The Partnership has been formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. As of December 31, 2013, 1,508.53 units had been sold for an aggregate price of $15,001,000.

The MGP of the Partnership is MDS Energy Development, LLC (“MDS”), a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy, Ltd. and M/D Gas, Inc., have sponsored and serve as MGP of nine private drilling partnerships, in the aggregate.

First Class Energy, LLC provided the necessary services to drill the wells on behalf of the MGP, and also served as the Partnership’s general drilling contractor and operator (“driller/operator”) supervises the drilling, completing and operating (administrative, gathering, transportation, well services) of the wells drilled by the Partnership and paid at competitive rates for these services. The gas marketing is handled by an affiliated company, Snyder Brothers, Inc. The personnel of the driller/operator’s affiliates’ (MDS Energy, Ltd. and First Class Energy LLC) manage and operate the MGP’s business. These affiliates have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. The MGP and its affiliates receive substantial fees and profits in connection with the Partnership’s business.

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

The Partnership does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of the MGP manage and operate the Partnership’s business, and they will also spend a substantial amount of time managing the business and affairs of the MGP’s other affiliates, which creates a conflict regarding the allocation of their time between the Partnership’s business and affairs and the MGP’s other business interests. In this regard, the Partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with the MGP are set forth in the partnership agreement.

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

As of March 31, 2015, all of the aggregate capital from our offering of the units had been expended, fourteen wells had been completed and twelve are revenue producing with two awaiting connection to gathering which are expected to be connected by September 30, 2015. As of March 31, 2015, approximately $145,000 of gross revenue from the sale of natural gas had been received for approximately 81,000 MCF of production with an average realized price of $1.79 per MCF. In addition approximately $89,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and those amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.75 per MCF for estimated production of 51,000 MCF of production.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the three months ended March 31, 2015 were approximately $85,000.

Depreciation, Depletion and Amortization

DD&A expense for continuing operations was approximately $166,000 for the three months ended March 31, 2015 from production of 132,000 MCFs. The DD&A expense rate per MCF is estimated at $1.26.

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

Participation in Costs and Revenues and Distributions

Please refer to Note 4 – Participation in Costs and Revenues for the details of how the Partnership’s costs and revenues will be charged and credited between the MGP and the investors in the Partnership after deducting from the Partnership’s gross revenues the landowner royalties and any other lease burdens. Some of the percentages will be determined either by the actual costs incurred by the Partnership to drill and complete its wells or by the final amount of the MGP’s capital contribution to the Partnership, which will not be known until after all of the Partnership’s wells have been drilled and completed.

Availability of Financing to the Managing General Partner and associated entities

In July, 2014, certain of the wholly-owned companies of MDS Associated Companies, Inc., an affiliate of the MGP, agreed to revise their existing line of credit with PNC Bank, National Association. Under the revised terms, $3,000,000 of the existing balance on the line of credit was converted to a term note of 60 months duration with an interest rate of LIBOR plus 2.45%. As of March 31, 2015, the outstanding balance was $2,600,000. In addition, there is a line of credit for working capital in the amount of $2,000,000 that matures on July 30, 2015 with an interest rate of LIBOR plus 2.45% and a line of credit for equipment in the amount of $4,500,000 that matures July 31, 2015 with an interest rate of LIBOR plus 2.50%. As of March 31, 2015, there was no outstanding balance under the working capital line of credit and the outstanding balance under the equipment line of credit was $3,298,139 which was converted to a term note of 60 months duration with an interest rate of LIBOR plus 2.50%. All credit facilities are guaranteed by all the wholly-owned companies of the MDS Associated Companies, Inc. including the MGP. The credit facilities are secured by all of the assets of the borrowers, including the MGP’s, except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd., an affiliate of the MGP, is a borrower under two financing arrangements (unsecured line of credit and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of March 31, 2015 the aggregate principal amount outstanding under these financing arrangements was $2,425,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance as of March 31, 2015 was $1,250,000 and is payable on demand. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor and the outstanding balance was $1,175,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Associated Companies, Inc.’s obligations to PNC Bank, National Association, under the term note and line of credit described in the preceding paragraph.

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

Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies the Partnership has adopted and followed in the preparation of its financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in its Form 10-K dated March 13, 2015.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at March 31, 2015, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

4.2	Certificate of Limited Partnership for MDS Energy Public 2013-A LP	10-Q	333-181993-02	4.2	6/10/2013

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.					Filed herewith

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.					Filed herewith

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.					Filed herewith

101.INS	XBRL Instance document					Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith

Incorporate all by reference into the document rather than attach

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013 - A LP
	By:	MDS Energy Development, LLC, its Managing General Partner

Date: May 15, 2015	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2015	By:	/s/ Dennis L. Hinderliter
Dennis L. Hinderliter, Chief Financial Officer and Treasurer

