Form 10-Q
period 2015-06-30
MDS ENERGY PUBLIC 2013-A LP
filed 2015-08-14
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

MDS ENERGY PUBLIC 2013-A LP
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0852601 (I.R.S. Employer Identification No.)

409 Butler Road Suite A
Kittanning, PA (Address of principal executive offices)	16201 (zip code)

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

As of June 30, 2015 this Partnership had 1,508.53 units of limited partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014 Derived from Audited Statements
Assets
Current Assets
Cash and Cash Equivalents	$22,934	$18,264
Accounts Receivable and Due from Managing Partner	124,000	219,995
Total Current Assets	146,934	238,259

Oil and Gas properties, net	6,087,863	6,431,436

Total Assets	$6,234,797	$6,669,695

Liabilities and Partners’ Equity
Accrued Expenses	$110,674	$104,527

Asset Retirement Obligations	131,698	129,630

Partners’ Equity	5,992,425	6,435,538

Total Liabilities and Partners’ Equity	$6,234,797	$6,669,695

The accompanying notes are an integral part of these financial statements.

MDS ENERGY PUBLIC 2013-A LP
Statements of Operations
(unaudited)

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2015	2014	2015	2014

Gas Revenue	$396,089	$824,222	$189,400	$824,222

Expenses
Gathering Expense	87,614	66,771	49,672	66,771
Well Maintenance	83,669	17,600	36,376	17,600
DD&A Expense	345,641	419,109	178,355	419,109
Impact Fee	77,414	40,333	26,041	40,333
Professional Fees	50,000	-	25,000	-
Total Expenses	644,338	543,813	315,444	543,813
Operating (Loss) Income	(248,249)	280,409	(126,044)	280,409

Other Income (Expense)	-	121	-	36
Net (Loss) Income	$(248,249)	$280,530	$(126,044)	$280,373

The accompanying notes are an integral part of these unaudited financial statements.

2

MDS ENERGY PUBLIC 2013-A LP
Statements of Partners’ Equity
For the Six Months Ended June 30, 2015
(unaudited)

	Investor Partners	Managing General Partner	Total
Balance at December 31, 2014	$7,529,923	$(1,094,385)	$6,435,538

Distributions	(199,876)	5,012	(194,864)

Net Loss	(208,231)	(40,018)	(248,249)

Balance at June 30, 2015	$7,121,816	$(1,129,391)	$5,992,425

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30
	2015	2014
Cash flows from Operating activities

Net (Loss) Income	$(248,249)	$280,530
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depletion	343,573	417,595
Accretion	2,068	1,514
Total adjustments to net (loss) income to reconcile to net cash provided by operating activities	97,392	699,639
Changes in assets and liabilities
Accounts Receivable and Due from Managing General Partner	95,995	(612,531)
Accrued Expenses	6,147	297,767
Net cash provided by operating activities	199,534	384,875

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	-	9,822,447
Oil and Gas Properties	-	(9,822,447)
Net cash used for investing activities	-	-

Cash flows from financing activities
Collection of Subscription Receivable	-	1,048,263
Distributions	(194,864)	(297,767)
Repayments to the Managing General Partner	-	(2,448,088)
Net cash used in financing activities	(194,864)	(1,697,592)

Net change in cash and cash equivalents	4,670	(1,312,717)
Cash and cash equivalents at beginning of period	18,264	1,312,723

Cash and cash equivalents at end of period	$22,934	$6

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements- In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Early adoption is not permitted. We plan to adopt the revenue standard beginning January 1, 2017 and are currently evaluating the impact these changes will have on our condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern, new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adopting is permitted. The adoption of this standard is not expected to have a material impact on the financial statements.

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

As of June 30, 2015 and December 31, 2014, the Partnership did not record an allowance for doubtful accounts. In making the estimate for receivables that are uncollectible, the MGP considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers. It is reasonably possible the estimate for uncollectable receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectable accounts receivable. The Partnership sold 100% of the accounts receivable to a related party and did not incur any losses on accounts receivable for the six months ended June 30, 2015 or June 30, 2014.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

For the quarter ended June 30, 2015, approximately $69,400 of gross revenue from the sale of natural gas had been received or was known with certainty, which is 46,700 MCF at an average price per MCF of $1.49. In addition approximately $128,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 93,400 MCF at an average price per MCF of $1.37. These amounts are recorded as accounts receivable net of royalties approximating $14,000. The total estimate of expenses to be deducted from those amounts is approximately $73,000, which are typically transportation, well maintenance and lease operating expense.

As of June 30, 2014, approximately $630,000 of gross revenue from the sale of natural gas had been received or was known with certainty and not distributed, which is 157,100 MCF at an average price per MCF of $4.01. These amounts are recorded as accounts receivable net of the total expenses to be deducted from those amounts of approximately $175,000. In addition approximately $223,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 58,603 MCF at an average price per MFC of $3.80. These amounts are recorded as accounts receivable net of total expenses estimated to be deducted from those amounts of approximately $65,000.

NOTE 5 - PARTNERS CAPITAL

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of it revenue interest beginning in August 2014 and continuing through June 2015. During the six months ended June 30, 2015 and for the year ended December 31, 2014, MGP subordinated $36,423 and $27,533, respectively, which was distributed to investors.

NOTE 6 - TRANSFERS AND PRESENTATIONS

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

NOTE 7 - PROPERTIES

The Partnership is engaged solely in gas activities, all of which are located in Pennsylvania. Costs capitalized for these activities are as follows:

	June 30, 2015	December 31, 2014
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	124,764	124,764
Development Costs	7,392,055	7,392,055
Gas properties, successful efforts method	7,641,806	7,641,806
Less: Accumulated Depreciation, Depletion and Amortization	1,553,943	1,210,370

Gas Properties – net	$6,087,863	$6,431,436

Fourteen wells are revenue producing as of June 30, 2015.

NOTE 8 - ASSET RETIREMENT OBLIGATION

Changes in carrying amount of asset retirement obligations associated with gas properties are as follows:

December 31, 2014	$129,630
Obligations assumed with development activities	-
Accretion expense	2,068
June 30, 2015	$131,698

The above accretion expense is included in depreciation, depletion and amortization in the partnership statement of operations.

NOTE 9 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, performed drilling, and well services for the Partnership and is paid at competitive rates for these services. First Class Energy, an entity under common ownership performed much of the drilling services on behalf of the MGP. Gathering, transportation and gas marketing is provided by Snyder Brothers, Inc. The MGP also receives a fully accountable reimbursement for actual administrative costs. At June 30, 2015, $19,200 was due to the MGP for well maintenance fees related to the revenue producing wells and this amount is included in the accrued expenses on the balance sheet. At December 31, 2014 the Partnership had no material accrued expenses due to the MGP.

NOTE 10 - FAIR VALUE MEASUREMENT

This Partnership’s fair value measurements were estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The carrying value of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership’s crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Environmental

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to it by affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of June 30, 2015. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

The Partnership has been formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. 1,508.53 units have been sold for an aggregate price of $15,001,000.

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

As of June 30, 2015, all of the aggregate capital from our offering of the units has been expended, fourteen wells have been completed and producing revenue as of June 30, 2015. As of June 30, 2015, approximately $320,000 of gross revenue from the sale of natural gas had been received for approximately 157,000 MCF of production with an average realized price of $2.04 per MCF. In addition approximately $128,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and those amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.37 per MCF for estimated production of 93,400 MCF of production.

Natural gas pricing is predominately driven by the supply and demand in the physical and financial markets. Natural gas is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region. The Marcellus shale region, where this production is derived from, has a negative price differential making the prices we are realizing lesser than NYMEX.

For the six month period ended June 30, 2015 compared to the same period for 2014 natural gas production increased approximately 26% as a result of additional Partnership wells being revenue producing during the six month period ended June 30, 2015. Additionally, there was a significant decrease in the average price per MCF for the six month period ended June 30, 2015. The average price per MCF for the six months ended June 30, 2015 was approximately $1.64 compared to $3.92 per MCF for the six months ended June 30, 2014.

During the three months ended June 30, 2015, the Partnership recognized approximately $214,000 of revenue from the sale of approximately 140,600 MCF’s. Compared to approximately $940,000 of revenue from the production of 215,700 MCF’s of production in the three month period ended June 30, 2014. The three month production from June 30, 2015 compared to the same period in 2014 decreased approximately 35% while the average price per MCF decreased 66%.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the six months ended June 30, 2015 were approximately $171,000. Production costs for the three months ended June 30, 2015 were approximately $86,000.

Natural gas production costs for the six months ended June 30, 2015 compared to the same period in 2014 increased approximately $86,000 as a result of the Partnership wells not being completed and revenue producing as of June 30, 2014. Additionally, in the second quarter of 2014 only six of the fourteen Partnership wells were completed and revenue producing resulting in less well operations costs in 2014 as compared to 2015.

Natural gas production costs for the three months ended June 30, 2015 increased marginally by approximately $1,700 compared to the same period in 2014. Natural gas production costs per MCF increased to $.61 during 2015 from $.50 in 2014 due to the timing of the wells being in-line and the initial flush period that was incurred during the initial year of production.

Depreciation, Depletion and Amortization

DD&A expense for operations was approximately $344,000 for the six months ended June 30, 2015 from production of 272,600 MCFs. DD&A expenses for the three months ended June 30, 2015 were approximately $177,000 from production of approximately 140,600 MCFs. The DD&A expense rate per MCF is estimated at $1.26. DD&A expenses for the six months ended June 30, 2015 compared to the same period during 2014 had a rate decrease of approximately 35% primarily driven by the decrease in the natural gas prices which resulted in an impairment of oil and gas properties as of December 31, 2014.

DD&A expense related to natural gas properties is directly related to proven reserves and production volumes. DD&A expense decreased approximately $241,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to two factors the first is a decrease in production volumes, and a decreased DD&A rate. The DD&A expense rate per MCF decreased to $1.26 for the three months ended June 30, 2015 compared to $1.94 during the same period in 2014, due to the increase in oil and gas properties and decreased production.

Direct costs - general and administrative

Direct costs increased for the six month period ended June 30, 2015 compared to the same period in 2014 due to increased impact fees of approximately $37,000 due to the completion of additional Partnership wells during the first and second quarter of 2015 and increased professional fees of $50,000.

Direct costs for the three month period ended June 30, 2015 compared to the same period in 2014 increased by $11,000 due to increased professional fees of $25,000 offset by six wells being completed during the second quarter of 2014 incurring impact fees compared to two wells being completed during the three months ended June 30, 2015 resulting in a decrease of approximately $14,000 in impact fees.

Financial Condition, Liquidity and Capital Resources

This Partnership’s primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership’s operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership’s operating costs, direct costs-general and administrative, capital program and distributions to the Investor Partners and the MGP.

This Partnership’s future operations are expected to be conducted with available funds and revenues generated from natural gas production activities. Natural gas production from existing properties is generally expected to continue a gradual decline in the rate of production over the remaining life of the wells.

Working Capital

At June 30, 2015, this Partnership had working capital of $36,260, compared to working capital of $133,732 at December 31, 2014. The decrease of $97,472 between June 30, 2015 and December 31, 2014 was primarily due to an increase in cash of $4,670, increase of current liabilities of approximately $6,000 and a decrease in current assets of approximately $96,000.

Cash Flows

Operating Activities

This Partnership’s cash flows from operating activities in 2015 were primarily impacted by commodity prices, operating costs and professional fees.

Net cash flows from operating activities were $199,534 for the six months ended June 30, 2015 compared to $384,875 for the comparable period in 2014. The decrease in cash from operating activities was primarily due to a decrease in natural gas pricing.

Financing Activities

This Partnership initiated cash distributions to investors during 2014 and has distributed $194,864 for the six months ended June 30, 2015 for the comparable period in 2014 the Partnership distributed $297,767.

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

If the Partnership requires additional funds for cost overruns or additional development or remedial work after a well begins producing, then these funds may be provided by:

●	subscription proceeds, if available, which will result in the Partnership either drilling fewer wells or acquiring a lesser working interest in one or more wells;

●	borrowing from the MGP, its affiliates, or third-parties if available on terms deemed reasonable by the MGP;

●	retaining Partnership revenues

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

Availability of Financing to the Managing General Partner and associated entities

In July 2014, certain of the wholly-owned companies of MDS Associated Companies, Inc., an affiliate of the MGP, agreed to revise their existing line of credit with PNC Bank, National Association. Under the revised terms, $3,000,000 of the existing balance on the line of credit was converted to a term note of 60 months duration with an interest rate of LIBOR plus 2.45%. As of June 30, 2015, the outstanding balance was $2,450,000. In addition, there is a line of credit for working capital in the amount of $2,000,000 that matures on July 30, 2015 with an interest rate of LIBOR plus 2.45% and a line of credit for equipment in the amount of $4,500,000 that matures July 31, 2015 with an interest rate of LIBOR plus 2.50%. As of June 30, 2015, there was no outstanding balance under the working capital line of credit and the outstanding balance under the equipment line of credit was $4,091,219 which was converted to a term note of 60 months duration with an interest rate of LIBOR plus 2.50%. All credit facilities are guaranteed by all the wholly-owned companies of the MDS Associated Companies, Inc. including the MGP. The credit facilities are secured by all of the assets of the borrowers, including the MGP’s, except fixtures used in connection with wells and the production and transportation of natural gas and oil from the wells. The obligations of the borrowers under these facilities have been guaranteed by Michael D. Snyder.

In addition, MDS Energy, Ltd., an affiliate of the MGP, is a borrower under two financing arrangements (unsecured line of credit and an unsecured demand note) with David E. Snyder, the father of Michael D. Snyder. As of June 30, 2015 the aggregate principal amount outstanding under these financing arrangements was $2,275,000, which may increase or decrease in the future. The unsecured line credit is for $5,000,000 and borrowings bear interest at the prime lending rate less 1.25%. The outstanding balance as of June 30, 2015 was $1,175,000 and is payable on demand. The unsecured demand note bears interest at the Federal Fund target Rate plus 1% with a 2.5% floor and the outstanding balance was $1,100,000 and is payable on demand with interest payable quarterly. The financing arrangements are subordinated to MDS Associated Companies, Inc.’s obligations to PNC Bank, National Association, under the term note and line of credit described in the preceding paragraph.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at June 30, 2015, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MDS ENERGY PUBLIC 2013 - A LP
	By:	MDS Energy Development, LLC, its Managing General Partner

Date: August 14, 2015	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2015	By:	/s/ Dennis L. Hinderliter
Dennis L. Hinderliter, Chief Financial Officer and Treasurer

