Form 10-Q
period 2015-09-30
MDS ENERGY PUBLIC 2013-A LP
filed 2015-11-16
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015 this Partnership had 1,508.53 units of limited partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheets

(Unaudited)

	September 30, 2015 (Unaudited)	December 31, 2014 Derived from Audited Statements
Assets
Current Assets
Cash and Cash Equivalents	$24,102	$18,264
Accounts Receivable and Due from Managing General Partner	93,746	219,995
Total Current Assets	117,848	238,259

Natural Gas Properties, net	2,212,703	6,431,436

Total Assets	$2,330,551	$6,669,695

Liabilities and Partners’ Equity
Current Liability - Accrued Expenses	$108,970	$104,527

Long-term Asset Retirement Obligations	132,915	129,630

Partners’ Equity	2,088,666	6,435,538

Total Liabilities and Partners’ Equity	$2,330,551	$6,669,695

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30		For the Three Months Ended September 30
	2015	2014	2015	2014

Natural Gas Revenue, net	$520,033	$1,183,770	$123,944	$407,609

Expenses
Gathering Expense	132,734	141,872	45,120	72,353
Well Maintenance	118,526	46,400	34,857	23,200
Depreciation, Depletion and Amortization	487,040	763,658	141,399	356,067
Impact Fee	103,455	87,267	26,041	57,200
Professional Fees	75,000	-	25,000	-
Impairment Charge	3,734,978	-	3,734,978	-
Total Expenses	4,651,733	1,039,197	4,007,395	508,820
Operating (Loss) Income	(4,131,700)	144,573	(3,883,451)	(101,211)

Other Income	-	1,812	-	1,692
Net (Loss) Income	$(4,131,700)	$146,385	$(3,883,451)	$(99,519)

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Partners’ Equity
(Unaudited)

	Investor Partners	Managing General Partner	Subscription Receivable	Total
Balance at December 31, 2013	$14,927,939	$110,946	$(1,048,263)	$13,990,622

Collection of Subscription Receivable	-	-	1,048,263	1,048,263

Distributions	(707,005)	(115,890)	-	(822,895)

Net Income	122,934	23,451	-	146,385

Balance at September 30,2014	$14,343,868	$18,507	$-	$14,362,375

Balance at December 31, 2014	$7,529,923	$(1,094,385)	$-	$6,435,538

(Distributions) Due from Managing General Partner	(229,281)	14,109	-	(215,172)

Net Loss	(3,465,685)	(666,015)	-	(4,131,700)

Balance at September 30, 2015	$3,834,957	$(1,746,291)	$-	$2,088,666

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30
	2015	2014
Cash flows from Operating activities
Net (Loss) Income	$(4,131,700)	$146,385
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depreciation, Depletion and Amortization	483,755	761,533
Impairment Charge	3,734,978	-
Accretion Expense	3,285	2,127
Total adjustments to net (loss) income to reconcile to net cash provided by operating activities	90,318	910,045
Changes in assets and liabilities
Accounts Receivable and Due from Managing General Partner	126,249	(296,698)
Accrued Expenses	4,443	151,210
Net cash provided by operating activities	221,010	764,557

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	-	11,689,445
Drilling and Development of Natural Gas Properties	-	(11,689,445)
Net cash used in investing activities	-	-

Cash flows from financing activities
Collection of Subscription Receivable	-	1,048,263
Distributions	(229,281)	(666,895)
Due from (Repayments to) the Managing General Partner	14,109	(2,448,088)
Net cash used in financing activities	(215,172)	(2,066,720)

Net change in cash and cash equivalents	5,838	(1,302,163)
Cash and cash equivalents at beginning of period	18,264	1,312,723

Cash and cash equivalents at end of period	$24,102	$10,560

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

The Partnership has accrued distribution to partners of $156,000 as of September 30, 2014.

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In our opinion, the accompanying condensed financial statements contain all adjustments necessary for a fair presentation of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in its 2014 Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.  The estimates of future prices may differ from current market prices of natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the decrease in natural gas prices, as further discussed in Note 4, the Partnership reviewed its proved natural gas properties for impairment at September 30, 2015 and recognized an impairment charge of approximately $3,735,000 during the third quarter 2015.  The Partnership recognized an impairment charge of proved properties of approximately $6,931,000 for the year ended December 31, 2014.

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

Recent Accounting Pronouncements - In May 2014, the FASB and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Early adoption is not permitted. The Partnership plans to adopt the revenue standard beginning January 1, 2018 and is currently evaluating the impact that these changes will have on our condensed financial statements.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern, new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adopting is permitted. The adoption of this standard is not expected to have a material impact on the financial statements.

NOTE 3 - CONCENTRATION OF RISK

Accounts Receivable - This Partnership’s accounts receivable are from purchasers of natural gas production. The Partnership sells substantially all of its gas production to a customer who purchases from other Partnerships managed by the Partnership’s MGP. Inherent to the Partnership’s industry is the concentration of natural gas sales to a limited number of customers. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that its customers may be similarly affected by the changes in economic and financial condition, commodity prices and other conditions.

As of September 30, 2015 and December 31, 2014, the Partnership did not record an allowance for doubtful accounts. In making the estimate for receivables that are uncollectible, the MGP considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers. It is reasonably possible the estimate for uncollectable receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectable accounts receivable. The Partnership did not incur any losses on accounts receivable for the nine months ended September 30, 2015 or September 30, 2014.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

For the nine months ended September 30, 2015, approximately $586,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 361,400 MCF at an average price of $1.62 per MCF. Royalties for this period were approximately $66,000. The estimated amount is further explained below.

For the nine months ended September 30, 2014, approximately $1,260,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 393,400 MCF at an average price of $3.20 per MCF. Royalties for this period were approximately $164,000. The estimated amount is further explained below.

For the three months ended September 30, 2015, approximately $137,000 of gross revenue from the sale of natural gas had been received or estimated, which is 111,300 MCF at an average price per MCF of $1.23. This incudes approximately $89,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 73,800 MCF at an average price per MCF of $1.21. These estimates are recorded as accounts receivable net of royalties approximating $9,000. The total estimate of expenses to be deducted from those amounts is approximately $66,000, which are typically transportation, well maintenance and lease operating expense.

For the three months ended September 30, 2014, approximately $461,000 of gross revenue from the sale of natural gas had been received or estimated, which is 183,000 MCF at an average price per MCF of $2.52. This includes approximately $148,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 62,500 MCF at an average price per MCF of $2.37. These estimates are recorded as accounts receivable net of royalties approximating $18,400. The total estimate of expenses to be deducted from those amounts is approximately $52,000, which are typically transportation, well maintenance and lease operating expense.

NOTE 5 - PARTNERS’ CAPITAL

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of it revenue interest beginning in August 2014 and continuing through September 2015. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, MGP subordinated $45,337 and $27,533, respectively, which was distributed to investors. The MGP’s share of expenses exceeds its share of revenue, due to the subordination, thus, the MGP is not currently receiving distributions and owes the Partnership $14,109 which is included with Accounts Receivable and Due from Managing General Partner.

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

NOTE 7 - NATURAL GAS PROPERTIES

The Partnership is engaged solely in natural gas activities, all of which are located in Armstrong County, Pennsylvania. Costs capitalized for these activities are as follows:

	September 30, 2015	December 31, 2014
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	124,764	124,764
Development Costs	3,657,077	7,392,055
Natural Gas Properties, successful efforts method	3,906,828	7,641,806
Less: Accumulated Depreciation, Depletion and Amortization	1,694,125	1,210,370
Natural Gas Properties, net	$2,212,703	$6,431,436

As of September 30, 2015, all fourteen wells are completed with twelve wells revenue producing. The last two wells have been shut in line since early July 2015 to preserve flush production for when more favorable pricing conditions exist.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

Changes in carrying amount of asset retirement obligations associated with natural gas properties are as follows:

December 31, 2014	$129,630
Obligations assumed with development activities	-
Accretion expense	3,285
September 30, 2015	$132,915

The above accretion expense is included in depreciation, depletion and amortization in the Partnership’s statement of operations.

NOTE 9 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, performed drilling, and well services for the Partnership and is paid at competitive rates for these services. First Class Energy, an entity under common ownership performed much of the drilling services on behalf of the MGP. Gathering, transportation and gas marketing is provided by Snyder Brothers, Inc. The MGP also receives a fully accountable reimbursement for actual administrative costs. At September 30, 2015 and 2014, $19,200 and $16,000 respectively were due to the MGP for well maintenance fees related to the revenue producing wells and this amount is included in the accrued expenses on the balance sheet.

NOTE 10 - FAIR VALUE MEASUREMENT

This Partnership's fair value measurements were estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The carrying value of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

The MGP utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value, which is generally determined using the discounted cash flows.

The fair values were determined using the income approach and were based on the expected present values of the future cash flows from proved reserves. Significant level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of production costs, development expenditures, anticipated production of reserves, appropriate risk – adjusted discount rates and other relevant data.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Environmental

Due to the nature of the natural gas industry, the Partnership is exposed to environmental risks through the services provided to it by affiliated companies.

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of September 30, 2015. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as a result of a variety of risks and uncertainties, including those described under “Cautionary Statements Regarding Forward Looking Statements” and “Risk Factors” of the prospectus dated May 2, 2013.

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

The MGP of the Partnership is MDS, a Pennsylvania limited liability company which also serves as MGP of nine private drilling partnerships, in the aggregate.

First Class Energy, LLC provided the necessary services to drill the wells on behalf of the MGP, and also served as the Partnership’s general drilling contractor (driller) supervised the drilling and completing of the wells drilled by the Partnership and was paid at competitive rates for these services. The gas marketing is handled by an affiliated company, Snyder Brothers, Inc. The driller has limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. The MGP receives fees and profits in connection with the Partnership’s business.

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

As of September 30, 2015, all of the aggregate capital from our offering of the units has been expended; fourteen wells have been completed with twelve wells producing revenue. Two wells have been shut in line by the MGP. As of September 30, 2015, approximately $497,000 of gross revenue from the sale of natural gas had been received for approximately 288,000 MCF of production with an average realized price of $1.73 per MCF. In addition approximately $89,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and those amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.21 per MCF for estimated production of 73,800 MCF of production.

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

For the nine month period ended September 30, 2015 compared to the same period for 2014 natural gas production decreased approximately 8%. Additionally, there was a significant decrease in the average price per MCF for the nine month period ended September 30, 2015. The average price per MCF for the nine months ended September 30, 2015 was approximately $1.62 compared to $3.43 per MCF for the nine months ended September 30, 2014.

During the three months ended September 30, 2015, the Partnership recognized approximately $137,000 of gross revenue from the sale of approximately 111,300 MCF’s as compared to approximately $461,000 of gross revenue from the production of 183,000 MCF’s of production in the three month period ended September 30, 2014. The three month production from September 30, 2015 compared to the same period in 2014 decreased approximately 39% while the average price per MCF decreased 51%.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the nine months ended September 30, 2015 were approximately $251,000. Production costs for the three months ended September 30, 2015 were approximately $80,000.

Natural gas production costs for the nine months ended September 30, 2015 compared to the same period in 2014 increased approximately $63,000 since 12 wells have been producing during 2015 while the 12 wells were phased into production during 2014.

Natural gas production costs for the three months ended September 30, 2015 decreased by approximately $16,000 compared to the same period in 2014. Natural gas production costs per MCF increased to $.72 during 2015 from $.52 in 2014 due to reduced production for the three months ended September 30, 2015.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) expense for operations was approximately $484,000 for the nine months ended September 30, 2015 from production of 384,000 MCFs. DD&A expenses for the three months ended September 30, 2015 were approximately $140,000 from production of approximately 111,000 MCFs. DD&A expenses for the nine months ended September 30, 2015 compared to the same period during 2014 had a rate decrease of approximately 35% primarily driven by the decrease in the natural gas prices which resulted in an impairment of natural gas properties as of December 31, 2014. The DD&A expense rate per MCF is estimated at $1.26 for 2015 as compared to $1.94 for 2014. Due to the impairment charge recognized during the third quarter 2015, the DD&A rate is estimated to be approximately $.50 per MCF for the fourth quarter 2015.

DD&A expense related to natural gas properties is directly related to proven reserves and production volumes. DD&A expense decreased approximately $215,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to a decrease in production volumes, and the decreased DD&A rate.

Direct costs - general and administrative

Direct costs increased for the nine month period ended September 30, 2015 compared to the same period in 2014 due to increased impact fees of approximately $16,000 due to the completion of additional Partnership wells during the nine months of 2015 and increased professional fees of $75,000.

Direct costs for the three month period ended September 30, 2015 compared to the same period in 2014 decreased by $6,000 due to increased professional fees of $25,000 offset by reduced impact fees of approximately $31,000.

Financial Condition, Liquidity and Capital Resources

The Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative, capital program and distributions to the Investor Partners and the MGP.

The Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas production activities. Natural gas production from existing properties is generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Any additional funds, if required, will be obtained from production revenues or advances from the MGP.

Working Capital

At September 30, 2015, this Partnership had working capital of $8,878, compared to working capital of $133,732 at December 31, 2014. The decrease of $124,854 between September 30, 2015 and December 31, 2014 was primarily due to a decrease in accounts receivable of approximately $126,000 that was attributable to decreased production and pricing.

Cash Flows

Operating Activities

The Partnership's cash flows from operating activities in 2015 were primarily impacted by commodity prices, operating costs, professional fees and reduced production.

Net cash flows from operating activities were $221,010 for the nine months ended September 30, 2015 compared to $764,557 for the comparable period in 2014. The decrease in cash from operating activities was primarily due to a decrease in natural gas pricing and production.

Financing Activities

The Partnership initiated cash distributions to investors during 2014 and has distributed $229,281 for the nine months ended September 30, 2015 for the comparable period in 2014 the Partnership distributed $666,895.

Critical Accounting Policies

The discussion and analysis of the Partnership’s financial condition is based upon the Partnership’s condensed balance sheets, which have been prepared in accordance with U.S. GAAP. The Partnership will base its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Partnership will evaluate its estimates on an on-going basis.

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

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at September 30, 2015, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

4.2	Certificate of Limited Partnership for MDS Energy Public 2013-A LP	10-Q	333-181993-02	4.2	6/10/2013

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.					Filed herewith

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer and Principal Accounting Officer.					Filed herewith

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer.					Filed herewith

101.INS	XBRL Instance document					Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith

Incorporate all by reference into the document rather than attach

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013-A LP
	By:	MDS Energy Development, LLC, its Managing General Partner

Date: November 16, 2015	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 16, 2015	By:	/s/ Dennis L. Hinderliter
Dennis L. Hinderliter, Chief Financial Officer and Treasurer