Form 10-K
period 2015-12-31
MDS ENERGY PUBLIC 2013-A LP
filed 2016-03-14
CIK 1551390

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0001551390

MDS ENERGY PUBLIC 2013–A LP

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

As of December 31, 2015, this Partnership had 1,508.53 units of limited partnership interest outstanding and no units of additional general partnership interest outstanding.

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

Overview

On May 3, 2012 (date of inception), MDS Energy Public 2013-A LP (“Partnership”), a Delaware limited partnership, was formed for the purpose of drilling developmental vertical dry natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (“MDS”), a related party, as the Managing General Partner (“MGP”) and M/D Gas, Inc. (“M/D”), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

As of December 31, 2014, the Partnership had drilled fourteen gross vertical gas wells of which twelve were revenue producing. The Partnership has no employees and relies on the MGP for management, which in turn, relies on employees of its affiliates for services.

As of December 31, 2015, the Partnership had completed fourteen vertical gas wells and all fourteen were revenue producing for a portion of 2015.

Business Strategy

We do not plan to sell any of our wells and will continue production until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Our operating cash flows will be generated from the production and sale of dry natural gas from these wells. The produced dry natural gas will be delivered to market through gas gathering systems operated by MDS Energy LTD. (“MDS Energy”), and Snyder Brother’s Inc. (“SBI”). Snyder Brothers Gas Marketing will act as the gas marketer for the Partnership. It is our intention to operate the wells in a profitable manner to generate operating cash flows for distributions to investors.

Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our natural gas production. We will pay our MGP a well supervision fee of $800 per well per month as outlined in our drilling and operating agreement. The MGP from time to time may elect to waive the well supervision fee when revenues from the sale of natural gas do not exceed the fee, this is not necessary of the MGP but done in good faith to the investors.

This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

•	well tending and routine maintenance;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for government agencies and internal use.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment and materials and brine disposal. If these expenses are incurred, we pay the costs for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment cost of the well. As of December 31, 2015 our MGP had not withheld any funds for this purpose.

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

The MGP’s primary gathering agreements are with SBI, Furnace Run Pipeline, LP, Mushroom Farm Pipeline, LP, and MDS Energy. Under the gathering agreements, we dedicate our natural gas production for transportation to interstate pipeline systems, local distribution companies, and/or end users in the area, subject to certain exceptions.

Seasonal Nature of Business

Generally, but not always the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies may pose challenges and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay our operations.

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

Natural gas operations in Pennsylvania are regulated by the Department of Environmental Protection, Division of Oil and Gas states, which include the Department of Environmental Resources for wells to be drilled in Pennsylvania. In this regard, the states impose a comprehensive statutory and regulatory scheme for natural gas operations, including supervising natural gas production activities and the transportation of natural gas sold in intrastate markets, which creates additional financial and operational burdens. The states also have broad regulatory and enforcement powers including those associated with pollution and the environment as discussed below.

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

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries to production facilities. As of December 31, 2015, we had completed fourteen wells, of which fourteen are revenue producing. No additional wells will be drilled for the Partnership.

Developed Acreage

The leases for our wells generally have terms that extend for the life of the wells. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the leases and titles us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commenced drilling operations, we conducted an extensive title examination and we performed curative work on defects that we deemed significant.

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

The Partnerships reserves are all located in the Marcellus shale formation and all are natural gas. As of December 31, 2015, the Partnerships net proved reserves of natural gas were 1,516 (MMCF).

Impairment of Natural Gas Properties

The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event which is usually annually, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the independent third-party reserve engineer reasonably estimates the commodities to be sold.  During the year the market experienced a significant decline in commodity prices, which the Company viewed as a triggering event and, therefore, a possible impairment of the Partnership’s proved natural gas properties.  At December 31, 2015 upon the receipt of a year-end reserve report, the Partnership reviewed the proven natural gas properties for possible impairment. The net capitalized costs of the wells in the Partnership exceeded the undiscounted future net cash flows from well production. As a result, an impairment of the properties was recorded, of approximately $5,182,000 for year end 2015, by calculating the difference between the future discounted cash flows from the properties and the net capitalized costs on the balance sheet. $3,735,000 was booked during the 3rd quarter of 2015 and $1,447,000 was booked in the 4th quarter of 2015 respectively.

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

There is no established public trading market for our units and we do not anticipate that a market for our units will develop. Our units may be transferred only in accordance with the provisions of our Partnership Agreement which requires:

•	the MGP may require an opinion of counsel that registration under applicable federal and state law is not required;
•	the transfer will not result in materially adverse tax consequences to us; and
•	the transfer will not contravene any terms of our Partnership Agreement.

An assignee of a unit may become a substituted partner only upon meeting the following conditions:

•	the assignor gives the assignee the right;
•	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
•	the assignee executes and delivers the instruments which our MGP requires to effect the substitution and to confirm the assignee’s agreement to be bound by the terms of our Partnership Agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2015 we had 358 unit holders.

Our investor partners may request that our MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013, provided that certain conditions of our Partnership Agreement are met. The repurchase price is set at (i) predominantly 70% of the present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of our debts of or (ii) an amount equal to three times the total amount of distributions paid by the Partnership to the participants as a group during the previous twelve months. Our MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by our MGP on a first-come, first- served basis and may not exceed 5% of the total units outstanding.

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

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

As of December 31, 2015, the partnership had completed fourteen vertical wells of which twelve were revenue producing for a full year and the remaining two were producing for a portion of the year . All wells were drilled in the Marcellus shale formation. No other activities had occurred at December 31, 2015.

In 2015 and 2014, the MGP had subordinated a total of $ 78,535 of distributions to the investors.

Our MGP is MDS, a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy and M/D Gas, Inc., have previously sponsored and serve as managing general partner of ten private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and has sponsored an additional private drilling partnership in 2014 and 2015.

First Class Energy, LLC (First Class), an affiliate of our MGP, has provided the necessary services to drill the wells on our behalf under our drilling and operating agreement with our MGP. Our MGP will serve as our drilling contractor and operator (“driller/operator”) and will supervise the drilling, completing, and operating (administrative, gathering, transportation, well services) of the wells to be drilled by us and it and its affiliates will be paid at competitive rates for their services. The gas marketing will be handled by Snyder Brothers Gas Marketing, which may also gather, transport and purchase our natural gas production at competitive rates in the area. The personnel of the driller/operator’s affiliates’ (MDS and First Class) manage and operate the MGP’s business. These affiliates (MDS and First Class) have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. Our MGP and its affiliates will receive substantial fees and profits in connection with this business.

Governance

The Partnership has no executive officers and currently do not have any directors. Because the Partnership itself does not employ any persons, our MGP has determined that we will rely on a Code of Business Conduct and Ethics adopted by MDS that applies to the executive officers, employees and other persons performing services for our MGP. Our MGP has determined that it will not establish an independent Board of Directors with an Audit Committee for us at this time.

Conflicts of Interest

Conflicts of interest are inherent in natural gas and oil partnerships involving non-industry investors because the transactions are entered into without arms’ length negotiation. The interests of the investors and those of our MGP and its affiliates may be inconsistent in some respects, and our MGP’s actions may not be the most advantageous to investors.

The Partnership does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of MDS Energy and MDS manage and operate our MGP’s business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between us and our MGP’s business and affairs and their other business interests. In this regard, each partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with our MGP are set forth in the partnership agreement.

Liquidity and Capital Resources

During 2015, the low commodity prices negatively affected our revenues, earning and cash flows for the Partnership. A further extended decline in commodity prices could also adversely have a significant impact on the value and quantities of our reserves. In response to the low commodity price environment, the MGP has evaluated the following, placing hedges for fixed commodity prices on behalf of the Partnership, waiving or suspending fees that are due to the MGP and also looking at other ways to reduce overhead costs associated to the Partnership. During 2015 the MGP suspended well tending fees for the Partnership as you will see below.

Natural Gas Sales

The Partnership currently uses the “net-back” method of accounting for these arrangements related to its commodity sales. This Partnership sells commodities at the wellhead and collects a price under contracts with monthly pricing provisions, based on a differential to the average monthly NYMEX (“NYMEX”) price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

As of December 31, 2015, all of the aggregate capital of the units had been expended, and fourteen wells had been completed and revenue producing. As of December 31, 2015, approximately $616,000 of gross revenue from the sale of natural gas had been received for approximately 387,000 MCF of production with an average realized price of $1.59 per MCF. In addition, approximately $88,000 of net revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and these amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.38 per MCF for the estimated production of 64,000 MCF of production.

Natural gas pricing is predominately driven by the supply and demand in the physical and financial markets. Natural gas is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by locality, depending upon the distance to markets, availability of pipeline capacity and supply demand relationships in that region. The Marcellus shale region, where this production is derived from, has a negative price differential making the prices we are realizing lesser than NYMEX.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. Transportation charges totaled approximately $167,000 or 37 cents per MCF. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production and well maintenance costs for the year ended December 31, 2015 were approximately $ 157,000 or 35 cents per MCF.

The MGP has the discretion of waiving or suspending the fees it receives for well maintenance when it is deemed necessary to provide the Partnership with additional income to make distributions to investors. During the year ended December 31, 2015, the MGP has suspended fees of $28,800, with the intention of being able to recoup in the future as prices increase. These have been accrued by the Partnership.

Depreciation, Depletion and Amortization (DD&A)

DD&A expense for continuing operations was approximately $1,371,000 for the year ended December 31, 2015 as a result of actual production of 473,000 MCFs during 2015. Also during 2015, due to the Partnership using accrual method of accounting we had a reversal of 22,000 MCF, which represented the difference between the accrual at the end of 2014 and actual production for that period of 2014. The DD&A expense rate per MCF was approximately $ 2.90 for the year ended December 31, 2015.

At December 31, 2015 upon the receipt of a year-end reserve report, the Partnership reviewed the proven natural gas properties for possible impairment. The net capitalized costs of the wells in the Partnership exceeded the undiscounted future net cash flows from well production. As a result, an impairment of the properties was recorded, of approximately $5,182,000, by calculating the difference between the future discounted cash flows from the properties and the net capitalized costs as of December 31, 2015. Total capitalized costs as of December 31, 2015, before the impairment charge was $5,579,000.

Direct Costs – General and Administrative

Direct costs for year ending December 31, 2015 were $229,000 of which $129,000 represent impact fees and $100,000 of professional fees during the year.

Financial Condition, Liquidity and Capital Resources

The Partnership’s primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership’s operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership’s operating costs, direct cost-general and administrative, capital program and distributions to the investors and the MGP.

The Partnership’s future operations are expected to be conducted with available funds and revenues generated from natural gas production activities. Natural gas production from existing properties is generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Any additional funds, if required, will be obtained from production revenues, advances or waiving/suspending of fees from the MGP.

Working Capital

As of December 31, 2015 this Partnership had working capital of $(17,000). The MGP will waive it’s fees, compensation and provide necessary loans if needed to ensure that the Partnership will be able to have working capital.

Cash Flows

Operating Activities

The Partnership’s cash flows from operating activities in 2015 were primarily impacted by commodity prices, operating costs, professional fees and declining production. Net cash flow from operating activities for the year ended December 31, 2015 were $228,300.

Financing Activities

The Partnership during year ended December 31, 2015 made distributions to investors that totaled $222,854, also during this period the MGP advanced the Partnership $28,000 to pay for professional fees.

Critical Accounting Policies

The discussion and analysis of the Partnership’s financial condition is based upon the Partnership’s balance sheet, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Partnership will base its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Partnership will evaluate its estimates on an on-going basis.

Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies the Partnership has adopted and followed in the preparation of its financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this annual report.

MDS ENERGY PUBLIC 2013-A LP

Balance Sheets

	2015	2014
Assets
Current Assets
Cash and Cash Equivalents	$23,707	$18,264
Accounts Receivable – Managing General Partner	19,510	-
Accounts Receivable – Related Party	78,760	250,097
Total Current Assets	121,977	268,361

Natural Gas properties	396,715	6,431,436

Total Assets	$518,692	$6,699,797

Liabilities
Current Liabilities
Due to Managing General Partner	$28,000	$-
Accrued Expenses-Related Party	28,800	-
Accrued Expenses	82,235	134,629
Total Current Liabilities	139,035	134,629

Long - Term Asset Retirement Obligations	651,870	129,630

Partners' (Deficit) Equity	(272,213)	6,435,538

Total Liabilities and Partners’ Equity	$518,692	$6,699,797

The accompanying notes are an integral part of these audited financial statements.

MDS ENERGY PUBLIC 2013-A LP

Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014

Natural Gas Revenue, net	$625,770	$1,501,077

Expenses
Gathering Expense	166,784	224,350
Well Maintenance	157,427	94,114
DD&A	1,375,411	1,215,236
Impact Fees	129,496	47,300
Professional Fees	99,999	92,805
Impairment Charge	5,181,550	6,629,108
Total Expenses	7,110,667	8,302,913
Operating Loss	(6,484,897)	(6,801,836)

Other Income	-	1,812
Net Loss	$(6,484,897)	$(6,800,024)

The accompanying notes are an integral part of these audited financial statements.

MDS ENERGY PUBLIC 2013-A LP

Statements of Partner's (Deficit) Equity

	Investor	Managing General	Subscription
	Partners	Partner	Receivable	Total

Balance December 31, 2013	$14,927,939	$110,946	$(1,048,263)	$13,990,622

Collection of Subscription Receivable	-	-	1,048,263	1,048,263
Sales Commissions	(979,630)	-	-	(979,630)
Distributions	(707,726)	(115,967)	-	(823,693)
Net Loss	(5,710,660)	(1,089,364)	-	(6,800,024)

Balance at December 31, 2014	$7,529,923	$(1,094,385)	-	$6,435,538

(Distributions) due from MGP	(242,364)	19,510 *	-	(222,854)
Net Loss	(5,439,555)	(1,045,342)	-	(6,484,897)

Balance at December 31, 2015	$1,848,004	$(2,120,217)	-	$(272,213)

*due to subordination

The accompanying notes are an integral part of these audited financial statements.

The MDS ENERGY PUBLIC 2013-A LP

Statements of Cash Flows

For the Years Ended December 31

	2015	2014
Cash flows from Operating activities
Net Loss	$(6,484,897)	$(6,800,024)
Adjustments to reconcile net loss to cash provided by operations
Depreciation Depletion & Amortization	1,375,411	1,215,236
Impairment Charge	5,181,550	6,629,108
Total Adjustments to net loss to reconcile to net cash from operating activities	72,064	1,044,320
Changes in assets and liabilities
Accounts Receivable	151,827	(250,097)
Accounts Payable and Accrued Expenses	4,406	134,629
Net Cash provided by operating activities	228,297	928,852

Cash flows from investing activities
Drilling Advances paid to the Managing General Partner	-	207
Oil and Gas Properties	-	(2,448,088)
Net cash used in investing activities	-	(2,447,881)

Cash flows from financing activities
Collection of Subscription Receivable	-	1,048,263
Distributions	(222,854)	(823,693)
Advances from Managing General Partner	-	-
Net cash (used in) provided by financing activities	(222,854)	224,570

Net change in cash and cash equivalents	5,443	(1,294,459)
Cash and cash equivalents at beginning of year	18,264	1,312,723

Cash and cash equivalents at end of period	$23,707	$18,264

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Asset Retirement obligation, change in estimate	$526,741	$-

Asset retirement obligation, with corresponding increase to gas properties	$-	$124,764

Drilling Advances paid to the Managing General Partner	$-	$14,021,370
Investment in Gas Properties	$-	$(14,021,370)
	$-	$-

The accompanying notes are an integral part of these audited financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

MDS Energy Public 2013-A LP (Partnership), was organized in 2013, in accordance with the laws of the state of Delaware. The Partnership was formed for the purpose of drilling developmental natural gas wells. The Partnership has a maximum 50-year term, although the Partnership intends to terminate when all of the wells invested in by the Partnership become uneconomical to continue to operate, which may be approximately 15 years or longer. The Partnership was formed by MDS Energy Development, LLC (MDS), a related party, as the MGP and M/D Gas, Inc. (M/D), a related party, as the sole limited partner. In accordance with the terms of the limited partnership agreement, the MGP is authorized to manage all activities of the Partnership and initiates and completes substantially all transactions.

General partner units were converted by the Partnership to limited partners units upon the drilling and completion of all of the Partnership’s wells. In accordance with the terms of the Limited Partnership Agreement (“Agreement”), MDS manages all activates of the Partnership and acts as the intermediary for substantially all Partnership transactions. The Partnership operates a single business unit.

Investor Partners may request that MDS repurchase units at any time beginning with the fifth anniversary after the offering termination date when certain conditions are met. The repurchase price is set at predominantly 70% of the present worth of future net revenues from the Proved Reserves as determined under the last reserve report and is reduced by an amount equal to all debts of the Partnership or an amount equal to three times the total amount of distributions paid by the Partnership as a group during the previous twelve months. MDS is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests will be fulfilled by MDS on a first-come, first served basis and may not exceed 5% of the total units outstanding in any calendar year. During December 31, 2015 and 2014, the Partnership did not repurchase any units from limited partners.

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

Management’s Estimate – The preparation of the Partnership’s financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires this Partnership to make estimates and assumptions that affect the amounts reported in this Partnership’s financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of natural gas and natural gas liquids (“NGL”) sales revenue, proved reserves, future cash flows from natural gas and NGL’s properties.

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

Accounts Receivable - related party – The Partnership records an estimate of revenue to be received in future months for production in the months prior to the end of the reporting period, based upon estimated production information that is available to it. Substantially all of the Partnership’s production is sold to a related party of the Partnership. Management determined that no allowance for uncollectible amounts was necessary at December 31, 2015 and 2014, respectively, however this estimate may change in the future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Natural Gas Properties - The Partnership accounts for its natural gas properties under the successful efforts method of accounting. Costs of proved developed producing properties and developmental dry hole costs are capitalized and depreciated or depleted by the unit-of-production method based on estimated proved developed producing reserves. Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved reserves. Leased property was contributed by the managing general partner, and was utilized in the drilling efforts of the Partnership. The Partnership calculates depreciation, depletion and amortization (DD&A) expense by using as the denominator the Partnership’s estimated period-end reserves adjusted to add back current period production. Upon the sale or retirement of significant portions of or complete fields of depreciable or depletable property, the net book value thereof, less proceeds or salvage value, is recognized in the statement of operations as a gain or loss. Upon the sale of individual wells, the proceeds are credited to accumulated DD&A. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

The estimates of proved reserves are based on quantities of gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Annually, the Partnership engages independent petroleum engineers to prepare a reserve and economic evaluation of all our properties on a well-by-well basis as of December 31. The process of estimating and evaluating gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the Partnership’s most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. Because estimates of reserves significantly affect this Partnership’s DD&A expense, a change in this Partnership’s estimated reserves could have an effect on the Partnership’s income or loss.

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.  The estimates of future prices may differ from current market prices of natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved crude oil properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the availability of new reserve information, the Partnership reviewed its proved natural gas properties for impairment at December 31, 2015.  The Partnership recognized an impairment charge of proved properties of approximately $5,182,000, and $6,629,000 for the year ended December 31, 2015, and 2014.

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

As managing general partner, MDS has the right to withhold $200 per month of Partnership revenues in Partnership reserves to cover future plugging and abandonment costs of the well, beginning one year after each Partnership well begins producing. This $200 also includes the managing general partner’s share of revenues. The managing general partner’s retained revenues will be used exclusively for plugging and abandonment of the well. To the extent any portion of those reserves ultimately is not required for the plugging and abandonment costs of the well it will be returned to the general operating revenue of the Partnership. There were no funds withheld from the Partnership’s revenues for future plugging and abandonment costs during the years ended December 31, 2015 and 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commitments- In its capacity as MGP, MDS maintains performance bonds for plugging, reclaiming and abandoning of this Partnership’s wells as required by governmental agencies. If a government agency were required to access these performance bonds to cover plugging, reclaiming or abandonment costs on a Partnership well, this Partnership would be obligated to fund any amounts in excess of funds previously withheld by the managing general partner to cover these expenses.

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

Revenue Recognition - Sales of gas are recognized when gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Gas is sold by MDS to Snyder Brothers Gas Marketing, in the market at prevailing prices with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the gas fluctuates to remain competitive with other available gas supplies. As a result, the Partnership’s revenues from the sale of gas will suffer if market prices decline and benefit if they increase. However, MDS may from time to time enter into derivative agreements, usually with a term of two years or less which may either fix or collar a price in order to reduce market price fluctuations. The Partnership believes that the pricing provisions of its gas contracts are customary in the industry. The Partnership did not enter into derivative agreements for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements - In May 2014, the FASB and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Early adoption is not permitted. The Partnership plans to adopt the revenue standard beginning January 1, 2018 and is currently evaluating the impact that these changes will have on our financial statements.

In August 2014, FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  (ASU No. 2014-15)  ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted.  Management is currently assessing the provisions of ASU 2014-15 and is evaluating the impact that it will have on its footnote disclosures, results of operations, financial position or cash flows.

NOTE 3 – CONCENTRATION OF RISK

Accounts Receivable- This Partnership’s accounts receivable are from purchasers of natural gas production. The Partnership sells substantially all of its gas production to a related party who purchases from other Partnerships managed by the Partnership’s MGP. Inherent to the Partnership’s industry is the concentration of natural gas sales to a limited number of customers. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk in that its customers may be similarly affected by the changes in economic and financial condition, commodity prices and other conditions.

As of December 31, 2015 and 2014, the Partnership did not record an allowance for doubtful accounts in making the estimate for receivables that are uncollectible, the MGP considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers. It is reasonably possible the estimate for uncollectible receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectible accounts receivable. As of December 31, 2015 the Partnership sold 100% of the accounts receivable to a related party and did not incur any losses on accounts receivable for the years ended December 31, 2015 and 2014, respectively.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

For the year ended December 31, 2015, approximately $704,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 451,000 MCF at an average price of $1.56 per MCF. Royalties for this period were approximately $78,000. The estimated amount is further explained below.

For the year ended December 31, 2014, approximately $1,707,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 580,000 MCF at an average price of $2.94 per MCF. Royalties for this period were approximately $205,000. The estimated amount is further explained below.

For the year ended December 31, 2015, the estimated amount of approximately $88,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 64,400 MCF at an average price per MCF of $1.37. These estimates are recorded as accounts receivable net of royalties approximating $9,000. The total estimate of expenses to be deducted from those amounts is approximately $62,000, which are typically transportation, well maintenance and lease operating expense.

For the year ended December 31, 2014, the estimated amount of approximately $250,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 123,000 MCF at an average price per MCF of $2.04. These estimates are recorded as accounts receivable net of royalties approximating $30,000. The total estimate of expenses to be deducted from those amounts is approximately $81,000, which are typically transportation, well maintenance and lease operating expense.

NOTE 5 – PARTNERS CAPITAL

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of its revenue interest beginning August 2014 and continuing through December 2015. During the years ended December 31, 2015 and December 31, 2014, the MGP subordinated $51,002 and $27,533, respectively which was distributed to investors. The MGP’s share of expenses exceeds its share of revenue, due to the subordination, thus the MGP is not currently receiving distributions and owes the Partnership $19,510 as of December 31, 2015, which is included with accounts receivable and due from MGP.

NOTE 6 – NATURAL GAS PROPERTIES

The Partnership is engaged solely in natural gas activities, all of which are located in Armstrong County, Pennsylvania. Costs capitalized for these activities are as follows:

	December 31, 2015	December 31, 2014
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	642,503	124,764
Development Costs	2,210,505	7,392,055
Natural gas properties, successful efforts method	2,977,995	7,641,806
Less: Accumulated Depreciation, Depletion and
Amortization	2,581,280	1,210,370
Natural Gas Properties – net	$396,715	$6,431,436

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Changes in carrying amount of asset retirement obligations associated with natural gas properties for December 31, 2015 are as follows:

	December 31, 2015	December 31, 2014
Balance beginning of year:	$129,630	-
Change in Obligations assumed with development activities	-	124,764
Change in Estimate	526,741
Accretion expense	4,501	4,886
Balance at end of year:	$651,870	$ 129 630

Cause for Change in Estimate –

In 2015, the MGP revised its assumptions related to the cash outlay expected to be incurred to plug the Partnership's uneconomic wells. The revision in the asset retirement obligation did not have an immediate effect in the current year statement of operations, as the increase in the revised obligation will be accreted and the offsetting capitalized amount will be depreciated over the useful lives of respective wells.

NOTE 8-RELATED - PARTY ACTIVITIES

MDS will receive a fully accountable reimbursement for actual administrative costs. In its capacity as operator of the wells, MDS will also receive reimbursement for direct costs, well supervision fees and fees for gas gathering services and any other services it provides, at competitive rates.

MDS, through entities under common ownership or affiliates, have and will continue to perform drilling, administrative, gathering, transportation, well services and gas marketing for the Partnership and will be paid at competitive rates for these services.

Transactions with Managing Partner and Affiliates

MDS is reimbursed for certain partnership expenses and receives fees for services as provided for in the Agreement. For the year ended December 31, 2015 the Partnership paid MDS approximately $85,600 for well maintenance, the Partnership also has an Accrued Liability of $56,800 due to the MGP as of December 31, 2015 compared to $94,000 of well maintenance being paid to MDS as of December 2014.

NOTE 9 - FAIR VALUE MEASUREMENT

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

The MGP utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs or carrying value exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value, which is generally determined using the discounted cash flows.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Proved reserves estimates may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. This Partnership's net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Proved developed reserves are the quantities of natural gas expected to be recovered from currently producing zones under the continuation of present operating methods. Proved undeveloped reserves are those reserves expected to be recovered from existing wells where a relatively major expenditure is required for additional reserve development. As of December 31, 2015 there are no proved undeveloped reserves for this Partnership.

The price used to estimate the Partnership’s reserves was approximately $ 1.041.

The following table presents the Partnership’s proved developed reserves as of December 31, 2015, the last time a reserve report was prepared

Proved developed reserves	Gas (MMCF )
Beginning of period	4,200
New Discoveries	-
Revisions	(2,233)
Production	(451)
End of Period	1,516

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer, concluded that, at December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information as of March 14, 2016 with respect to those persons who serve as the officers of our MGP:

NAME	POSITION OR OFFICE

Michael D. Snyder	Chief Executive Officer and President

Randall L. Morris, Jr.	Vice President of Operations

Mark H. Axel	Chief Financial Officer

Michael S. Knapp	Vice President of Land & Public Relations

Adam W. Zellman	Vice President of Natural Gas Operations

Jason C. Knapp	Vice President of Partnership Administration and Secretary

With respect to the biographical information set forth below, the approximate amount of an individual’s professional time devoted to the business and affairs of the MGP and its affiliates, including MDS Energy, M/D Gas, Inc., and First Class Energy, have been aggregated.

Michael D. Snyder, age 31, has served as the Chief Executive Officer and President of the MGP since its formation in February 2011. Mr. Snyder has over ten years of experience in all phases of natural gas exploration and development in western Pennsylvania. He also serves as the Chief Executive Officer and President of M/D Gas, Inc. since March 2008 and as the sole Director of M/D Gas, Inc. since January 2011. Mr. Snyder previously served as Vice President of M/D Gas, Inc. from its formation in May 2006 until March 2008 and as a director of M/D Gas, Inc. from May 2006 to January 2011. He further serves as President and Chief Executive Officer of First Class since its formation in December 2007, and President of MDS Associated Companies, Inc. since its formation in January 2008 and sole Director of MDS Associated Companies, Inc. since January 2011. Mr. Snyder is a son of David E. Snyder, the Chairman, Chief Executive Officer and President of Snyder Brothers, Inc., the brother of Bryan K. Snyder, a Vice President of Snyder Brothers, Inc., a nephew of Mark A. Snyder, the corporate Secretary of Snyder Brothers, Inc.. Mr. Michael Snyder is also an indirect minority shareholder of Snyder Brothers, Inc. There is no minimum amount of time that Mr. Snyder will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Snyder devotes approximately 95% of his professional time to the business and affairs of the MGP and its affiliates.

Randall L. Morris, Jr., age 34, has served as the Vice President of Operations of the MGP since July 2012. Mr. Morris also serves as the Vice President of Operations of M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously, Mr. Morris served as the Vice President and Chief Engineer of the MGP from February 2011 to July 2012. Mr. Morris also previously served as the Vice President and Chief Engineer of M/D Gas, Inc. and MDS Associated Companies, Inc. from July 2008 to July 2012. Before that he was an Engineer for General Electric from May 2005 until April 2007 and he was a Field Engineer Specialist for Northrop Grumman from July 2004 until May 2005. Mr. Morris received a Bachelor of Science degree in Mechanical Engineering from The Pennsylvania State University in 2004. There is no minimum amount of time that Mr. Morris will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Morris devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Mark H. Axel, age 38, has served as the Chief Financial Officer of the MGP since January 2016. Prior to January 2016 Mr. Axel served as the Controller of the MGP from April 2015 until January 2016. Mr. Axel was employed as a Controller by Stonehaven Energy, LLC and Mid Atlantic Capital Group, Inc for 11 years prior to joining the MGP. He was responsible for the day to day accounting functions and reported directly to the CEO, CFO and Board of Directors. Mr. Axel received a Bachelor degree in Accounting with a minor in Management from Waynesburg University in 2000. There is no minimum amount of time that Mr. Axel will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Axel devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Michael S. Knapp, age 33, has served as the Vice President of Land & Public Relations for the MGP since July 2012. Mr. Knapp also serves as the Vice President of Land & Public Relations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously he served as founder and President of Knapp Acquisitions & Production, LLC from December 2009 to July 2012, land acquisition agent for MDS Energy from October 2007 to August 2009 and founder and President of OC Pool Management, Inc. from March 2005 to October 2008. Michael S. Knapp is a brother of Jason C. Knapp, the President and Chief Executive Officer of MDS Securities, LLC., which serves as the dealer-manager of this offering. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Adam W. Zellman, age 34, has served as the Vice President of Natural Gas Operations for the MGP since July 2012. Mr. Zellman also serves as the Vice President of Natural Gas Operations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Mr. Zellman previously served as the Production Manager for MDS Energy since October 2007. Mr. Zellman supervises and coordinates the maintenance and production of natural gas from vertical Marcellus Shale wells, in addition to shallower wells drilled to other zones or formations in the Appalachian Basin. Mr. Zellman received a Bachelor of Science degree in Environmental Geography from Indiana University of Pennsylvania in 2005. There is no minimum amount of time that Mr. Zellman will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Zellman devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Jason C. Knapp, age 29, has served as the Vice President of Partnership Administration and Secretary for the MGP since January 2013. Mr. Knapp also serves as the Vice President of Partnership Administration and Secretary of MDS Associated Companies, Inc. and M/D Gas, Inc. since January 2013. Mr. Knapp also serves as the Secretary of First Class. Previously he served as a land acquisition agent for MDS Energy from July 2010 to April 2012. Mr. Knapp continues to serve as a land manager for MDS Energy Mr. Knapp is also sole Director of MDS Securities, LLC, which serves as the dealer-manager of this offering. Mr. Knapp received a Bachelor of Arts degree in Philosophy from the University of Maryland, College Park in May 2010. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates. Jason C. Knapp is a brother of Michael S. Knapp, the Vice President of Land & Public Relations for the MGP.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

We do not directly employ any persons to manage or operate our businesses. Instead, all of the persons (including executive officers of our MGP and other personnel) necessary for the management of our business are employed and compensated by MDS Associated Companies, Inc. Pursuant to our partnership agreement, our MGP manages our operations and activities through its affiliates’ employees (including employees of the MGP and MDS Energy). No officer or director of our MGP receives any direct enumeration or other compensation from us. (see “Item 13: Certain Relationships and Related Transactions” for a discussion of compensation paid by us to our MGP).

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2015, we had 1,500.10 units outstanding. No officer or director of our MGP owns any units, with the exception of the CEO and President owns 28.4 units. Although, subject to certain conditions, investor partners may present their units to us beginning with the fifth calendar year after the partnership closes for purchase, our MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year. Our MGP is owned 100% by MDS Associated Companies, Inc.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Natural Gas Revenues - Our MGP is allocated approximately 16.1% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 8% of our subscriptions, and its contributions to us of all of the oil and gas leases for a total capital contribution of $1,325,067. During the year ended December 31, 2015, our MGP received revenues of approximately $0 from our net production revenues, due to subordination to Investors, compared to the MGP receiving $98,300 of revenues during year ended December 31, 2014.

Well Charges - Our MGP, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amounts of $800 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the year ended December 31, 2015 and 2014, our MGP received $85,600 and $74,400 respectively, for well supervision fees.

Transportation Fee - We will pay gathering fees to our MGP, and other related party companies including Snyder Brothers, Inc., MDS Energy, Furnace Run Pipeline, LP, and Mushroom Farm Pipeline, LP at a competitive rates for each MCF of our natural gas transported. For the years ended December 31, 2015 and 2014, gathering fees of approximately $167,000 and $224,000 respectively, were paid to our MGP or to affiliated companies.

Accounting Fee – The Partnership pays the costs associated with filing the tax returns and audits directly to their outside independent audit firm. During year ended December 31, 2015 and December 31, 2014 the Partnership paid $63,000 and 10,700 respectively, for accounting fees.

Subordination – The MGP during year ended 2015, was still subordinating revenues to the Partnership per the offering documents. The MGP received $0 in revenues during 2015 compared to receiving $98,300 in 2014. The low commodity prices have resulted in the need for greater subordination by the MGP.

Other Compensation - For the year ended December 31, 2015 our MGP did advance funds to us, and the funds advanced have not been repaid as of February 29, 2016

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2015 and 2014, the accounting fees and services charged by our independent registered auditors, Schneider Downs & Co., Inc. were as follows:

	Years Ended December 31,
	2015	2014
Audit fees	$63,000	$11,000

Audit Committee Pre-Approval Policies and Procedures

We do not have an Audit Committee nor does our MGP. On at least an annual basis, our MGP’s CEO and President and Chief Financial Officer will review audit and non-audit services performed by Schneider Downs & Co., Inc. as well as the fees charged by Schneider Downs & Co., Inc. for such services. Our policy is that all audit and non-audit services must be pre-approved by our MGP’s CEO and President and Chief Financial Officer. All of such services and fees were pre- approved during 2015 and 2014.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Description	Location

Certificate of Limited Partnership for MDS Energy Public 2013-A, LP (1)	Previously filed on our Form S-1

Amended and Restated Certificate and Agreement of Limited Partnership for MDS Energy Public 2013-A, LP (1)	Previously filed on our Form S-1

Drilling and Operating Agreement for MDS Energy Public 2013-A, LP (1)	Previously filed on our Form S-1

(1)	Filed on (June 8, 2012) in the Form S-1 Registration Statement dated (June 8, 2012), File No. ###-##-####

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer, and Principal	Filed herewith
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013 - A LP

MDS Energy Development, LLC, its Managing General Partner

Date: March 14, 2016	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

Date: March 14, 2016	/s/ Mark H Axel
Mark H Axel, Chief Financial Officer

