Form 10-K/A
period 2015-12-31
MDS ENERGY PUBLIC 2013-A LP
filed 2016-03-15
CIK 1551390

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing General Partner and the Limited Partners of the

MDS Energy Public 2013-A LP:

We have audited the accompanying balance sheets of MDS Energy Public 2013-A LP (Partnership) as of December 31, 2015 and 2014 and the related statements of operations, partners’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MDS Energy Public 2013-A LP as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Partnership has had significant related-party transactions with its Managing General Partner, MDS Energy Development, LLC.

As discussed in Note 2 to the financial statements, the Partnership had a significant impairment of natural gas properties as of the year ended December 31, 2015.

Pittsburgh, Pennsylvania

March 14, 2016

Schneider Downs & Co., Inc. www.schneiderdowns.com	One PPG Place, Suite 1700 Pittsburgh, PA 15222-5416 TEL 412.261.3644 FAX 412.261.4876	41 S. High Street, Suite 2100 Columbus, OH 43215-6102 TEL 614.621.4060 FAX 614.621.4062

MDS ENERGY PUBLIC 2013-A LP

Balance Sheets

	2015	2014
Assets
Current Assets
Cash and Cash Equivalents	$23,707	$18,264
Accounts Receivable – Managing General Partner	19,510	-
Accounts Receivable – Related Party	78,760	250,097
Total Current Assets	121,977	268,361

Natural Gas properties	396,715	6,431,436

Total Assets	$518,692	$6,699,797

Liabilities
Current Liabilities
Due to Managing General Partner	$28,000	$-
Accrued Expenses-Related Party	28,800	-
Accrued Expenses	82,235	134,629
Total Current Liabilities	139,035	134,629

Long - Term Asset Retirement Obligations	651,870	129,630

Partners' (Deficit) Equity	(272,213)	6,435,538

Total Liabilities and Partners’ Equity	$518,692	$6,699,797

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

