Form 10-Q
period 2016-03-31
MDS ENERGY PUBLIC 2013-A LP
filed 2016-05-23
CIK 1551390

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016 this Partnership had 1,508.53 units of limited partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015 Derived from Audited Statements
Assets
Current Assets
Cash and Cash Equivalents	$25,558	$23,707
Accounts Receivable Related Party	69,739	78,760
Accounts Receivable Managing General Partner	25,992	19,510
Total Current Assets	121,289	121,977

Natural Gas Properties, net	348,201	396,715

Total Assets	$469,490	$518,692

Liabilities and Partners’ Deficit
Accrued Expenses	$83,278	$82,235
Due to Managing General Partner	28,000	28,000
Accrued Expenses - Related Party	55,494	28,800
Total Current Liabilities	166,772	139,035

Long-term Asset Retirement Obligations	653,087	651,870

Partners’ Deficit	(350,368)	(272,213)

Total Liabilities and Partners’ Deficit	$469,490	$518,692

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2016	2015

Natural Gas Revenue, net	$115,247	$206,689

Expenses
Gathering Expense	41,299	37,942
Well Maintenance	39,214	47,293
Depreciation, Depletion and Amortization	49,730	167,286
Impact Fee	26,041	51,373
Professional Fees	26,697	25,000

Total Expenses	182,981	328,894
Net Loss	$(67,734)	$(122,205)

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Partners’ Deficit
(Unaudited)

	Investor Partners	Managing General Partner	Total
Balance at December 31, 2014	$7,529,923	$(1,094,385)	$6,435,538

(Distributions) Subordination	(130,277)	1,902 *	(128,375)

Net Loss	(102,506)	(19,699)	(122,205)

Balance at March 31,2015	$7,297,140	$(1,112,182)	$6,184,958

*due to subordination

	Investor Partners	Managing General Partner	Total
Balance at December 31, 2015	$1,848,004	$(2,120,217)	$(272,213)

(Distributions) Subordination	(16,903)	6,482 *	(10,421)

Net Loss	(56,883)	(10,851)	(67,734)

Balance at March 31,2016	$1,774,218	$(2,124,586)	$(350,368)

*due to subordination

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31
	2016	2015
Cash flows from Operating activities
Net Loss	$(67,734)	$(122,205)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, Depletion and Amortization	49,730	167,286
Total adjustments to net loss to reconcile to net cash provided by operating activities	(18,004)	45,081
Changes in assets and liabilities
Accounts Receivable and Due from Managing General Partner	9,021	55,214
Accrued Expenses – Related Party	27,737	10,248
Net cash provided by operating activities	36,758	110,543

Cash flows from financing activities
Distributions	(16,903)	(128,375)

Net change in cash and cash equivalents	1,851	(17,832)
Cash and cash equivalents at beginning of period	23,707	18,264

Cash and cash equivalents at end of period	$25,558	$432

Supplemental Schedule of Non-Cash Financing Activities:
During the three months ended March 31, 2016, the MGP subordinated its distributions

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.  The estimates of future prices may differ from current market prices of natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the decrease in natural gas prices, as further discussed in Note 4, the Partnership reviewed its proved natural gas properties for impairment at March 31, 2016 and did not recognize an impairment charge for the first quarter 2016.  The Partnership has an accumulated impairment charge of proved natural gas properties of approximately $11,810,658 as of December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, the Partnership did not record an allowance for doubtful accounts. In making the estimate for receivables that are uncollectible, the MGP considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers. It is reasonably possible the estimate for uncollectable receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectable accounts receivable. The Partnership did not incur any losses on accounts receivable for the three months ended March 31, 2016 or 2015.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

For the three months ended March 31, 2016, approximately $128,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 102,800 MCF at an average price of $1.24 per MCF. Royalties for this period were approximately $13,000. In addition approximately $77,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 64,800 MCF at an average price of $1.18. These amounts are recorded as accounts receivable net of royalties approximating $7,500. The total estimate of expenses to be deducted from those amounts is approximately $62,900, which are typically transportation, well maintenance and lease operating expense.

For the three months ended March 31, 2015, approximately $234,700 of gross revenue from the sale of natural gas had been received or estimated for approximately 109,800 MCF at an average price of $2.13 per MCF. Royalties for this period were approximately $28,000. In addition approximately $153,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 86,600 MCF at an average price of $1.77. These amounts are recorded as accounts receivable net of royalties approximating $17,500. The total estimate of expenses to be deducted from those amounts is approximately $80,000, which are typically transportation, well maintenance and lease operating expenses.

NOTE 5 - PARTNERS’ CAPITAL

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of it revenue interest beginning in August 2014 and continuing through March 2016. During the three months ended March 31, 2016 and for the year ended December 31, 2015, MGP subordinated $6,482 and $51,002, respectively, which was distributed to investors. The MGP’s share of expenses exceeds its share of revenue, due to the subordination, thus, the MGP is not currently receiving distributions and owes the Partnership approximately $26,000 and $19,500 which is included with Accounts Receivable from Managing General Partner at March 31, 2016 and December 31, 2015 respectively.

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

Investor Partners may request that the MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013 provided that certain conditions are met. The repurchase price is set at the greater of the partner’s share of (i) predominantly 70% of the Partnership’s present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of the Partnership’s debts or (ii) an amount equal to three times the total amount of distributions paid by the Partnership to the participant during the previous twelve months. The MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by the MGP on a first-come, first-served basis and may not exceed 5% of the total units outstanding. The MGP may suspend the presentment feature at any time if it determines that it does not have sufficient cash flow or it is unable to borrow funds on terms it deems reasonable. As of March 31, 2016 the MGP has not repurchased any limited partnership units.

NOTE 7 - NATURAL GAS PROPERTIES

The Partnership is engaged solely in natural gas activities, all of which are located in Armstrong County, Pennsylvania. Costs capitalized for these activities are as follows:

	March 31, 2016	December 31, 2015
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	642,503	642,503
Development Costs	2,210,505	2,210,505
Natural Gas Properties, successful efforts method	2,977,995	2,977,995
Less: Accumulated Depreciation, Depletion and Amortization	2,629,792	2,581,280
Natural Gas Properties, net	$348,201	$396,715

As of March 31, 2016, all fourteen wells are completed and are revenue producing.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

Changes in carrying amount of asset retirement obligations associated with natural gas properties are as follows:

December 31, 2015	$651,870
Accretion expense	1,217
March 31, 2016	$653,087

During the three months ended March 31, 2015 the Partnership had not yet incurred any asset retirement obligations.

The above accretion expense is included in depreciation, depletion and amortization in the Partnership’s statement of operations.

NOTE 9 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, performs well services for the Partnership and is paid at competitive rates for these services. In addition, gathering, transportation and gas marketing is provided by Snyder Brothers, Inc. (“Snyder Brothers”), a wholly-owned subsidiary of Snyder Associated Companies, Inc. Snyder Associated Companies, Inc. is controlled by the father and uncles of Michael D. Snyder who is Chief Executive Officer and President of the MGP and the sole shareholder of MDS Associated Companies, Inc., the parent company of the MGP. Mr. Snyder is a minority shareholder of Snyder Associated Companies, Inc. The MGP also receives a fully accountable reimbursement for actual administrative costs. As of March 31, 2016 and 2015 the Partnership paid MDS approximately, $28,800 respectively in each period for well maintenance fees related to the revenue producing wells and this amount is included in the accrued expenses on the balance sheet. The Partnership also has an accrued liability of approximately $83,000 and 82,000 due to the MGP as of March 31, 2016 and December 31, 2015, respectively.

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

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of March 31, 2016. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

The MGP of the Partnership is MDS, a Pennsylvania limited liability company which also serves as MGP of ten private drilling partnerships, in the aggregate.

The gas marketing is handled by Snyder Brothers. The driller has limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. The MGP receives fees and profits in connection with the Partnership’s business.

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

The Partnership does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of the MGP manage and operate the Partnership’s business, and they will also spend a substantial amount of time managing the business and affairs of the MGP’s other affiliates, which creates a conflict regarding the allocation of their time between the Partnership’s business and affairs and the MGP’s other business interests. In this regard, the Partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with the MGP are set forth in the partnership agreement. Due to the family relationship between Mr. Snyder and the principals and certain executive officers of Snyder Brothers, transactions between Snyder Brothers and its affiliates and the Partnership are subject to similar restrictions and conditions as transactions between the Partnership and affiliates of the MGP.

Natural Gas Sales

The Partnership currently uses the “net-back” method of accounting for arrangements related to its commodity sales. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price.

As of March 31, 2016, all of the aggregate capital from our offering of the units has been expended; fourteen wells have been completed and are producing revenue. As of March 31, 2016, approximately $50,500 of gross revenue from the sale of natural gas had been received for approximately 38,000 MCF of production with an average realized price of $1.36 per MCF. In addition approximately $77,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and those amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.18 per MCF for estimated production of 64,800 MCF of production.

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

For the three month period ended March 31, 2016 compared to the same period for 2015 natural gas production decreased approximately 6%, due to the normal decline associated with these wells. Additionally, there was a significant decrease in the average price per MCF for the three month period ended March 31, 2016. The average price per MCF for the three months ended March 31, 2016 was approximately $1.24 compared to $2.14 per MCF for the same period in 2015.

During the three months ended March 31, 2016, the Partnership recognized approximately $128,000 of gross revenue from the sale of approximately 101,000 MCF’s as compared to approximately $234,000 of gross revenue from the production of 132,000 MCF’s of production in the three month period ended March 31, 2015. The three month gross revenues from March 31, 2016 compared to the same period in 2015 decreased approximately 45% while the average price per MCF decreased 28%.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the three months ended March 31, 2016 were approximately $107,000, compared to the same period in 2015 natural gas production costs decreased approximately $22,000. A factor in the decrease of natural gas production cost was associated with some of the well being classified as stripper wells and thus the impact fees that were being paid on said wells has stopped being charged.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) expense was approximately $50,000 for the three months ended March 31, 2016 from production of 101,000 MCFs, compared to the same period in 2015 which has an expense of $167,000 from production of 132,000 MCFs. The DD&A expense rate per MCF is estimated to be $0.50 for 2016 as compared to $1.26 for 2015. The decrease is due to the impairment charge recognized during the year ended 2015.

DD&A expense related to natural gas properties is directly related to proven reserves and production volumes. DD&A expense decreased approximately $117,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a decrease in production volumes, and the decreased DD&A rate.

Direct costs - general and administrative

Direct costs remained flat for the three month period ended March 31, 2016 compared to the same period in 2016. Direct cost for the three month period ended March 31, 2016 was approximately $26,000. Direct costs are associated to professional fees and other miscellaneous administrative expenses of the Partnership.

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

Working Deficit

At March 31, 2016, the Partnership had working deficit of $(45,000), compared to working deficit of $(17,000) at December 31, 2015. The decrease of $28,000 between March 31, 2016 and December 31, 2015 was primarily due to an increase of professional fees and direct expenses of the Partnership.

Cash Flows

Operating Activities

The Partnership's cash flows from operating activities in the first quarter of 2016 were primarily impacted by commodity prices, operating costs, professional fees and reduced production.

Net cash flows from operating activities were $36,758 for the three months ended March 31, 2016 compared to $110,543 for the comparable period in 2015. The decrease in cash from operating activities was primarily due to a decrease in natural gas pricing and production.

Financing Activities

The Partnership distributed $10,422 for the three months ended March 31, 2016 for the comparable period in 2015 the Partnership distributed $128,375. During the three months ended March 31, 2016 and 2015, the MGP subordinated $6,482 and $1,902, respectively, which was distributed to investors.

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

Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies the Partnership has adopted and followed in the preparation of its financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in its Form 10-K dated March 14, 2016.

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

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at March 31, 2016, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MDS ENERGY PUBLIC 2013-A LP
	By:	MDS Energy Development, LLC, its Managing General Partner

Date: May 20, 2016	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2016	By:	/s/ Mark H. Axel
Mark H. Axel, Chief Financial Officer and Treasurer