Form 10-Q
period 2016-06-30
MDS ENERGY PUBLIC 2013-A LP
filed 2016-08-12
CIK 1551390

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016 this Partnership had 1,508.53 units of limited partnership interest outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

MDS ENERGY PUBLIC 2013-A LP
Condensed Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015 Derived from Audited Statements
Assets
Current Assets
Cash and Cash Equivalents	$37,074	$23,707
Accounts Receivable Related Party	79,545	78,760
Accounts Receivable Managing General Partner	31,143	19,510
Total Current Assets	147,762	121,977

Natural Gas Properties, net	320,367	396,715

Total Assets	$468,129	$518,692

Liabilities and Partners’ Deficit
Accrued Expenses	$76,082	$82,235
Due to Managing General Partner	28,000	28,000
Accrued Expenses - Related Party	92,066	28,800
Total Current Liabilities	196,148	139,035

Long-term Asset Retirement Obligations	654,303	651,870

Partners’ Deficit	(382,322)	(272,213)

Total Liabilities and Partners’ Deficit	$468,129	$518,692

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2016	2015	2016	2015

Natural Gas Revenue, net	$233,511	$396,089	$118,264	$189,400

Expenses
Gathering Expense	82,024	87,614	40,725	49,672
Well Maintenance	75,655	83,669	36,441	36,376
Depreciation, Depletion and Amortization Expense	78,781	345,641	29,051	178,355
Impact Fee	32,356	77,414	6,315	26,041
Professional Fees	55,753	50,000	29,056	25,000
Total Expenses	324,569	644,338	141,588	315,444
Net Loss	$(91,058)	$(248,249)	$(23,324)	$(126,044)

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Partners’ Equity (Deficit)
(Unaudited)

	Investor Partners	Managing General Partner	Total
Balance at December 31, 2014	$7,529,923	$(1,094,385)	$6,435,538

(Distributions) Subordination	(199,876)	5,012 *	(194,864)

Net Loss	(208,231)	(40,018)	(248,249)

Balance at June 30, 2015	$7,121,816	$(1,129,391)	$5,992,425

*due to subordination

	Investor Partners	Managing General Partner	Total
Balance at December 31, 2015	$1,848,004	$(2,120,217)	$(272,213)

(Distributions) Subordination	(30,684)	11,633 *	(19,051)

Net Loss	(76,447)	(14,611)	(91,058)

Balance at June 30, 2016	$1,740,873	$(2,123,195)	$(382,322)

*due to subordination

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30
	2016	2015
Cash flows from Operating activities
Net Loss	$(91,058)	$(248,249)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, Depletion and Amortization	78,781	345,641
Total adjustments to net loss to reconcile to net cash provided by operating activities	(12,277)	97,392
Changes in assets and liabilities
Accounts Receivable and Due from Managing General Partner	(785)	101,007
Accrued Expenses	57,113	6,147
Net cash provided by operating activities	44,051	204,546

Cash flows from financing activities
Distributions	(30,684)	(199,876)

Net change in cash and cash equivalents	13,367	4,670
Cash and cash equivalents at beginning of period	23,707	18,264

Cash and cash equivalents at end of period	$37,074	$22,934

Supplemental Schedule of Non-Cash Financing Activities:
During the six months ended June 30, 2016 and 2015 the MGP subordinated it’s distributions of $11,633 and $5,012 respectively.

The accompanying notes are an integral part of these unaudited financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2016

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

In our opinion, the accompanying condensed financial statements contain all adjustments necessary for a fair presentation of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in its 2015 Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.  The estimates of future prices may differ from current market prices of natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the decrease in natural gas prices, as further discussed in Note 4, the Partnership reviewed its proved natural gas properties for impairment at June 30, 2016 and did not recognize an impairment charge for the second quarter 2016.  The Partnership has an accumulated impairment charge of proved natural gas properties of approximately $11,810,700 as of June 30, 2016 and December 31, 2015.

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

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern, new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted.

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

As of June 30, 2016 and December 31, 2015, the Partnership did not record an allowance for doubtful accounts. In making the estimate for receivables that are uncollectible, the MGP considers, among other things, subsequent collections, historical write-offs and overall creditworthiness of the Partnership’s customers. It is reasonably possible the estimate for uncollectable receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectable accounts receivable. The Partnership did not incur any losses on accounts receivable for the six months ended June 30, 2016 or 2015.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

For the quarter ended June 30, 2016, approximately $129,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 99,000 MCF at an average price of $1.30 per MCF. Royalties for this period were approximately $13,000. In addition approximately $88,700 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 65,000 MCF at an average price of $1.37. These amounts are recorded as accounts receivable net of royalties approximating $79,500. The total estimate of expenses to be deducted from those amounts is approximately $63,300, which are typically transportation, well maintenance and lease operating expense.

For the quarter ended June 30, 2015, approximately $69,400 of gross revenue from the sale of natural gas had been received or estimated for approximately 46,700 MCF at an average price of $1.49 per MCF. In addition approximately $128,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 93,400 MCF at an average price of $1.37. These amounts are recorded as accounts receivable net of royalties approximating $14,000. The total estimate of expenses to be deducted from those amounts is approximately $73,000, which are typically transportation, well maintenance and lease operating expenses.

NOTE 5 - PARTNERS’ CAPITAL

The Partnership Agreement provides that MDS shall review the accounts of the Partnership at least monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any.

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of it revenue interest beginning in August 2014 and continuing through June 2016. During the six months ended June 30, 2016 and for the year ended December 31, 2015, MGP subordinated $11,633 and $51,002, respectively, which was distributed to investors. The MGP’s share of expenses exceeds its share of revenue, due to the subordination, thus, the MGP is not currently receiving distributions and owes the Partnership approximately $31,000 and $19,500 which is included with Accounts Receivable from Managing General Partner at June 30, 2016 and December 31, 2015 respectively.

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

Investor Partners may request that the MGP repurchase their units at any time beginning with the fifth anniversary after December 31, 2013 provided that certain conditions are met. The repurchase price is set at the greater of the partner’s share of (i) predominantly 70% of the Partnership’s present worth of future net revenues from the proved reserves as determined under the last reserve report and is reduced by an amount equal to all of the Partnership’s debts or (ii) an amount equal to three times the total amount of distributions paid by the Partnership to the participant during the previous twelve months. The MGP is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests are fulfilled by the MGP on a first-come, first-served basis and may not exceed 5% of the total units outstanding. The MGP may suspend the presentment feature at any time if it determines that it does not have sufficient cash flow or it is unable to borrow funds on terms it deems reasonable. As of June 30, 2016 the MGP has not repurchased any limited partnership units.

NOTE 7 - NATURAL GAS PROPERTIES

The Partnership is engaged solely in natural gas activities, all of which are located in Armstrong County, Pennsylvania. Costs capitalized for these activities are as follows:

	June 30, 2016	December 31, 2015
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	642,503	642,503
Development Costs	2,210,505	2,210,505
Natural Gas Properties, successful efforts method	2,977,995	2,977,995
Less: Accumulated Depreciation, Depletion and Amortization	2,657,628	2,581,280
Natural Gas Properties, net	$320,367	$396,715

As of June 30, 2016, all fourteen wells are completed and are revenue producing.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

Changes in carrying amount of asset retirement obligations associated with natural gas properties are as follows:

June 30, 2016
December 31, 2015, beginning balance	$651,870
Accretion expense	2,433
June 30, 2016	$654,303

During the three months ended June 30, 2015, the Partnership recorded an Asset Retirement Obligation of $131,698 and incurred an Accretion expense of $2,068 for the same period.

The above accretion expense is included in depreciation, depletion and amortization in the Partnership’s statement of operations. As of June 30, 2016 the Partnership’s estimate of the costs to plug it’s wells was $60,000, which has increased from it’s initial assessment at June 30, 2015 of $21,000 due to better data available in regards to plugging of vertical Marcellus wells. The Partnership’s asset retirement obligation is measured using a discount rate of 5.57% and estimated useful lives of 4.8 to 20 years.

NOTE 9 - RELATED-PARTY ACTIVITIES

MDS, through entities under common ownership, performs well services for the Partnership and is paid at competitive rates for these services. In addition, gathering, transportation and gas marketing is provided by Snyder Brothers, Inc. (“Snyder Brothers”), a wholly-owned subsidiary of Snyder Associated Companies, Inc. Snyder Associated Companies, Inc. is controlled by the father and uncle’s of Michael D. Snyder who is Chief Executive Officer and President of the MGP and the sole shareholder of MDS Associated Companies, Inc., the parent company of the MGP. Mr. Snyder is a minority shareholder of Snyder Associated Companies, Inc. The MGP also receives a fully accountable reimbursement for actual administrative costs. As of June 30, 2016 and 2015 the Partnership paid MDS approximately, $28,800 respectively in each period for well maintenance fees related to the revenue producing wells and this amount is included in the due to managing general partner account on the balance sheet. The Partnership also has an accrued liability of approximately $76,000 and $82,000 due to the MGP as of June 30, 2016 and December 31, 2015, respectively.

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

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of June 30, 2016. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

The MGP, on behalf of the investor members, is currently evaluating the deregistering of the Partnership in an effort to reduce direct costs to the Partnership.

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

As of June 30, 2016, all of the aggregate capital from our offering of the units has been expended; fourteen wells have been completed and are producing revenue. As of June 30, 2016, approximately $167,000 of gross revenue from the sale of natural gas had been received for approximately 138,000 MCF of production with an average realized price of $1.21 per MCF. In addition approximately $88,700 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and those amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.36 per MCF for estimated production of 65,000 MCF of production.

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

For the six month period ended June 30, 2016 compared to the same period for 2015 natural gas production decreased approximately 19% as a result of the Partnership wells depleting inline with normal depletion curves during the six month period ended June 30, 2016. Additionally, there was a decrease in the average price per MCF for the six month period ended June 30, 2016. The average price per MCF for the six months ended June 30, 2016 was approximately $1.26 compared to $1.79 per MCF for the six months ended June 30, 2015.

For the three month period ended June 30, 2016 compared to the same period for 2015 natural gas production decreased approximately 30%, due to the normal decline associated with these wells. Additionally, there was a slight decrease in the average price per MCF for the three month period ended June 30, 2016. The average price per MCF for the three months ended June 30, 2016 was approximately $1.31 compared to $1.41 per MCF for the same period in 2015.

During the three months ended June 30, 2016, the Partnership recognized approximately $129,000 of gross revenue from the sale of approximately 99,000 MCF’s as compared to approximately $198,000 of gross revenue from the production of 140,000 MCF’s of production in the three month period ended June 30, 2015. The three month gross revenues from June 30, 2016 compared to the same period in 2015 decreased approximately 35% while the average price per MCF decreased 7%.

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production costs for the three months ended June 30, 2016 were approximately $78,200, compared to the same period in 2015 natural gas production costs decreased approximately $7,800. A factor in the decrease of natural gas production cost was associated with some of the wells being classified as stripper wells and thus the impact fees that were being paid on said wells has stopped being assessed during 2016.

Natural gas production costs for the six months ended June 30, 2016 compared to the same period in 2015 decreased approximately $51,000. A factor in this decrease is similar as to what is discussed above and in a direct result of these wells being classified as stripper wells and not being required to submit impact fee payments.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) expense was approximately $79,000 for the six months ended June 30, 2016 from production of 202,800 MCFs, compared to the same period in 2015 which has an expense of $344,000 from production of 272,600 MCFs. The DD&A expense rate per MCF is estimated to be $0.39 for 2016 as compared to $1.26 for 2015. The decrease is due to the impairment charge recognized during the third and fourth quarters of 2015.

DD&A expense related to natural gas properties is directly related to proven reserves and production volumes. DD&A expense decreased approximately $149,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to a decrease in production volumes, and the decreased DD&A rate.

Direct costs - general and administrative

Direct costs slightly increased for the three month period ended June 30, 2016 compared to the same period in 2015. Direct cost for the three month period ended June 30, 2016 was approximately $29,000. Direct costs are professional fees and other miscellaneous administrative expenses of the Partnership.

Direct costs for the six month period ended June 30, 2016 compared to the same period in 2015 increased $6,000 due to an increase in professional fees and other miscellaneous administrative expenses of the Partnership.

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

Working Deficit

At June 30, 2016, the Partnership had working deficit of $(48,400), compared to working deficit of $(17,000) at December 31, 2015. The decrease of $31,400 between June 30, 2016 and December 31, 2015 was primarily due to an increase of professional fees, impact fees and well maintenance expenses for the three months ended June 30, 2016. At the current time, the MGP has permitted the Partnership to not reimburse the MGP for certain expenses until market conditions become more favorable that amounted approximately $120,000 and $57,000 at June 30, 2016 and December 31, 2015 respectively. Should the MGP require payment before that time the Partnership may be unable to do so. In addition, the MGP has informed the Partnership that it may be able to borrow funds from the MGP on a limited basis to sustain its operating activities.

The MGP has subordinated distributions thus creating and accounts receivable balance on the balance sheet, this accounts receivable balance will be relieved once the subordination period ends pursuant to the Private Placement Memorandum or an increase is pricing is recognized.

Cash Flows

Operating Activities

The Partnership's cash flows from operating activities in the second quarter of 2016 were primarily impacted by commodity prices, operating costs, professional fees and reduced production.

Net cash flows from operating activities were $44,050 for the six months ended June 30, 2016 compared to $199,534 for the comparable period in 2015. The decrease in cash from operating activities was primarily due to a decrease in natural gas pricing and production.

Financing Activities

The Partnership distributed $30,684 for the six months ended June 30, 2016 for the comparable period in 2015 the Partnership distributed $199,876. During the six months ended June 30, 2016 and 2015, the MGP subordinated $11,633 and $5,012, respectively, which was distributed to investors.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The MGP on behalf of the Partnership, with the participation of the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of the MGP’s Chief Executive Officer and President, and Chief Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP’s management, including the Chief Executive Officer and President and the Chief Financial Officer concluded that, at June 30, 2016, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting for the Partnership during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Incorporate all by reference into the document rather than attached.

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDS ENERGY PUBLIC 2013-A LP
	By:	MDS Energy Development, LLC, its Managing General Partner

Date: August 12, 2016	By:	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2016	By:	/s/ Mark H. Axel
Mark H. Axel, Chief Financial Officer and Treasurer

