Form 10-K
period 2016-12-31
MDS ENERGY PUBLIC 2013-A LP
filed 2017-03-29
CIK 1551390

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0001551390

MDS ENERGY PUBLIC 2013–A LP

(Name of small business issuer in its charter)

Delaware	90-0852601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

409 Butler Road
Suite A
Kittanning, PA	16201
(Address of principal executive offices)	(zip code)

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

As of December 31, 2016, this Partnership had 1,508.53 units of limited partnership interest outstanding and no units of additional general partnership interest outstanding.

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

As of December 31, 2016, the Partnership had completed fourteen vertical gas wells and all fourteen were revenue producing for a portion of 2016.

Business Strategy

We do not plan to sell any of our wells and will continue production until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Our operating cash flows will be generated from the production and sale of dry natural gas from these wells. The produced dry natural gas will be delivered to market through gas gathering systems operated by MDS Energy LTD. (MDS Energy), and Snyder Brother’s Inc. (SBI). SBI Gas Marketing will act as the gas marketer for the Partnership. It is our intention to operate the wells in a profitable manner to generate operating cash flows for distributions to investors.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment and materials and brine disposal. If these expenses are incurred, we pay the costs for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment cost of the well. As of December 31, 2016 our MGP had not withheld any funds for this purpose.

Natural Gas Gathering Agreements

Virtually all natural gas produced will be gathered through one or more pipeline systems before sale or delivery to an end user, a marketer, or an interstate pipeline. A gathering fee will be charged for each gathering activity that is utilized by each separate gatherer providing the service. Fees will vary depending on the distance the gas travels and whether additional services such as compression, blending, or contaminant removal are provided.

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

Employees

We do not directly employ any of the persons responsible for its management or operation. Rather, the personnel of the MGP and affiliates manage and operate our business, and they will also spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between our MGP’s business and affairs and their other business interests.

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

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries to production facilities. As of December 31, 2016, we had completed fourteen wells, and all are revenue producing. No additional wells will be drilled for the Partnership.

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

The Partnerships reserves are all located in the Marcellus shale formation and all are natural gas. As of December 31, 2016, the Partnership’s net proved reserves of natural gas were 1,283 (MMCF).

Impairment of Natural Gas Properties

The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event or at least annually, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the independent third-party reserve engineer reasonably estimates the commodities to be sold.  During the year the market continues to experience depressed commodity prices, which the Company viewed as a triggering event and, therefore, a possible impairment of the Partnership’s proved natural gas properties.  At December 31, 2016 upon the receipt of a year-end reserve report, the Partnership reviewed the proven natural gas properties for possible impairment. The net capitalized costs of the wells in the Partnership were less than the undiscounted future net cash flows from well production. As a result, no impairment of the properties was recorded as of December 31, 2016. To date as of December 31st 2016 the Partnership has impaired the natural gas properties in total by $11,810,658, and during 2015 an impairment of $5,182,000 was recorded which is included in the total.

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

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2016 we had 358 unit holders.

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

Overview

Business of the Partnership, the Managing General Partner and Certain Relationships

As of December 31, 2016, the partnership had completed fourteen vertical wells of which all are revenue producing during year ended 2016. All wells were drilled in the Marcellus shale formation.

During year ended 2016 and 2015, the MGP had subordinated a total of $ 21,597 and $19,510 respectively for a cumulative amount of $41,107 as of December 31, 2016. The subordinated receivable was classified as contra equity in the current year.

Our MGP is MDS, a Pennsylvania limited liability company. The MGP’s affiliates, MDS Energy and M/D Gas, Inc., have previously sponsored and serve as managing general partner of ten private drilling partnerships, in the aggregate. Also, MDS sponsored its first private drilling partnership in 2012 and has sponsored an additional private drilling partnership in each year since 2014.

First Class Energy, LLC (First Class), an affiliate of our MGP, has provided the necessary services to drill the wells on our behalf under our drilling and operating agreement with our MGP. Our MGP will serve as our drilling contractor and operator (“driller/operator”) and has supervised the drilling, completing, and operating (administrative, gathering, transportation, well services) of the wells that were drilled by us and it and its affiliates were paid at competitive rates for their services. The gas marketing will be handled by SBI Gas Marketing, which may also gather, transport and purchase our natural gas production at competitive rates in the area. The personnel of the driller/operator’s affiliates’ (MDS and First Class) manage and operate the MGP’s business. These affiliates (MDS and First Class) have limited information with respect to the ultimate recoverable reserves and production decline rates of vertical wells drilled in the Marcellus Shale primary area. Our MGP and its affiliates will receive substantial fees and profits in connection with this business.

Governance

The Partnership has no executive officers and currently do not have any directors. Because the Partnership itself does not employ any persons, our MGP has determined that we will on a Code of Business Conduct and Ethics adopted by MDS that applies to the executive officers, employees and other persons performing services for our MGP. Our MGP has determined that it will not establish an independent Board of Directors with an Audit Committee for us at this time.

Conflicts of Interest

Conflicts of interest are inherent in natural gas and oil partnerships involving non-industry investors because the transactions are entered into without arms’ length negotiation. The interests of the investors and those of our MGP and its affiliates may be inconsistent in some respects, and our MGP’s actions may not be the most advantageous to investors.

The Partnership does not directly employ any of the persons responsible for its management or operation. Rather, the personnel of MDS Energy and MDS manage and operate our MGP’s business, and spend a substantial amount of time managing their own business and affairs as well as the business and affairs of our MGP’s other affiliates, which creates a conflict regarding the allocation of their time between us and our MGP’s business and affairs and their other business interests. In this regard, each partnership’s policies and procedures for reviewing, approving or ratifying related party transactions with our MGP are set forth in the partnership agreement.

Liquidity and Capital Resources

During 2016 and 2015, the low commodity prices continued to negatively affect our revenues, earnings and cash flows for the Partnership. In response to the continued low commodity price environment, the MGP is evaluating hedge opportunities available at this time, also is reviewing the fixed operating costs of the wells the Partnership owns. The MGP is willing to place hedges for the production in the Partnership and also is considering reducing the monthly well tending and administration fees which the MGP receives as compensation. Another factor that will be discussed later is the MGP’s commitment to reducing the direct costs general and administrative (G&A) expenses of the Partnership. A major factor that will reduce the G&A expenses will be if the Partnership can deregister with the SEC. This will be explained in more detail in the G&A section.

As discussed above the MGP has been evaluating a fixed price or hedged scenario which will sustain positive cash flows to the Partnerhship. During it’s research the MGP has determined that based on the current volumes at which the wells are producing at a price of $2.00 or greater will sustain positive cash flows for the Partnership to be able to continue distributions. Also taking into to consideration the fixed costs associated with the production of the natural gas produced from the wells, the MGP is discussing internally reducing the well tending and administrative fee of the Partnership to a lower costs per well. This coupled with the placing of hedges on the natural gas will ensure future positive cash flows of the Partnership which will also ensure distributions continue to the investors. These changes will occur after year ended December 31, 2016 and sometime in the 1st quarter of 2017.

The MGP is also evaluating the possibility of having to plug some of the Partnership wells in the near future based off of the recent reserve reports, currently the expected life on average of the Partnerships wells is 8.66 year with a total potential liability of $636,000. The MGP has no plans to plug any of the Partnership wells in the immediate future, and has the intent to market the existing wells to future operators whom are developing horizontal programs. Should the need arise in the immediate future the MGP will fund the plugging of any wells from its lines of credit, but the MGP does not see this being necessary as all wells are currently producing marketable volumes of natural gas.

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

As of December 31, 2016, all of the aggregate capital of the units had been expended, and fourteen wells had been completed and revenue producing. As of December 31, 2016, approximately $394,000 of gross revenue from the sale of natural gas had been received for approximately 298,000 MCF of production with an average realized price of $1.32 per MCF. In addition, approximately $80,000 of net revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue from production for which the proceeds of the sale of the natural gas had not yet been received and these amounts are recorded as accounts receivable. The average realizable price per MCF for this estimated revenue is $1.75 per MCF for the estimated production of 45,500 MCF of production.

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

Natural Gas Production Costs

Generally, natural gas production costs vary with changes in total natural gas production volumes. Transportation charges totaled approximately $135,000 or $0.39 per MCF. In addition, general field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers. Production and well maintenance costs for the year ended December 31, 2016 were approximately $142,000 or $0.41 cents per MCF.

The MGP has the discretion of waiving or suspending the fees it receives for well maintenance when it is deemed necessary to provide the Partnership with additional income to make distributions to investors. During the year ended December 31, 2016, the MGP has not collected from the Partnership the suspended fees of $28,800, these fees can be collected at any time, once cash flows allow. These have been accrued by the Partnership as of December 31, 2016.

Depreciation, Depletion and Amortization (DD&A)

DD&A expense for operations was approximately $59,000 for the year ended December 31, 2016 as a result of actual production of 343,500 MCFs during 2016. Also during 2016, due to the Partnership using accrual method of accounting we had a reversal of 1,800 MCF, which represented the difference between the accrual at the end of 2015 and actual production for that period of 2015. The DD&A expense rate was approximately $0.17 per MCF for the year ended December 31, 2016.

At December 31, 2016 upon the receipt of a year-end reserve report, the Partnership reviewed the proven natural gas properties for possible impairment. The net capitalized costs of the wells in the Partnership were less than the undiscounted future net cash flows from well production, as a result, there was no need for an impairment of the properties. Total capitalized costs as of December 31, 2016 are $289,147.

Direct Costs – General and Administrative

Direct costs for year ending December 31, 2016 were $128,000 of which $38,000 represent impact fees and $90,000 of professional fees during the year.

The MGP, on behalf of the investor members, and after evaluating the SEC regulations and guidance, has decided to deregister the Partnership as it believes the Partnership fits all requirements per the SEC to deregister this entity. The MGP on behalf of the Partnership filed the Form 15 with the SEC to deregister this entity on January 6, 2017. The MGP determined that such deregistration and suspension of reporting obligations is in the best interests of this Partnership and its non-affiliated investor partners. The MGP believes deregistration and suspension of reporting obligations will decrease the costs related to the preparation and filing of SEC reports and compliance with the Sarbanes-Oxley Act obligations, and such benefits will outweigh any advantages of this Partnership continuing as an SEC-reporting company. We believe the obligation of filing SEC reports and complying with the Sarbanes-Oxley Act has become too burdensome and expensive for this Partnership. This Partnership is eligible to deregister under the Exchange Act because its equity securities are held of record by fewer than 500 persons and its assets have not exceeded $10 million on the last day of each of its three most recent fiscal years. Upon filing of the Form 15, this Partnership’s obligations to file periodic reports with the SEC, including Forms 10-K, 10-Q and 8-K, will be immediately suspended. The MGP expects that the deregistration of this Partnership’s equity securities under the Exchange Act will become effective 90 days after the date on which the Form 15 is filed.

Financial Condition, Liquidity and Capital Resources

The Partnership’s primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership’s operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership’s operating costs, direct cost, G&A, capital program and distributions to the investors and the MGP.

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

The MGP in efforts to ensure the financial condition and liquidity of the Partnership is evaluating selling natural gas production at fixed pricing for certain period or by placing hedges to help ensure the liquidity of the Partnership and it’s abilities to continue distributions to investors. As well as looking at hedging opportunities the MGP is trying to lessen it’s fixed costs for well tending to the Partnership, lessening expenses to the wells will also help ensure liquidity and that the distributions will continue to the investors.

The MGP is also strengthening the financial condition of the Partnership by deregistering with the SEC which will increase cash flow by reducing direct costs of the Partnership.

Working Capital

As of December 31, 2016 this Partnership had working capital deficit of $79,000 as compared to deficit of $17,000 at December 31, 2015. The MGP in lieu of this deficit is evaluating placing hedges, decreasing or suspending direct cost and deregistering of the Partnership. All of these items above will directly help the future cash flow of the Partnership.

Cash Flows

Operating Activities

The Partnership’s cash flows from operating activities in 2016 were primarily impacted by commodity prices, operating costs, professional fees and declining production. Net cash flow from operating activities for the year ended December 31, 2016 was approximately $44,000.

Financing Activities

The Partnership during year ended December 31, 2016 made distributions to investors that totaled $61,500.

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

Report of Independent Registered Public Accounting Firm

To the Managing General Partner and the Limited Partners of the

MDS Energy Public 2013-A LP:

We have audited the accompanying balance sheets of MDS Energy Public 2013-A LP (Partnership) as of December 31, 2016 and 2015, and the related statements of operations, partners’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MDS Energy Public 2013-A LP as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Partnership has had significant related-party transactions with its Managing General Partner, MDS Energy Development, LLC.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania

March 29, 2017

MDS ENERGY PUBLIC 2013-A LP

Balance Sheets

	2016	2015
Assets
Current Assets
Cash and Cash Equivalents	$6,026	$23,707
Accounts Receivable – Managing General Partner, net	-	19,510
Accounts Receivable – Related Party	70,980	78,760
Total Current Assets	77,006	121,977

Natural Gas properties, net	289,147	396,715

Total Assets	$366,153	$518,692

Liabilities
Current Liabilities
Due to Managing General Partner	$57,847	$28,000
Accrued Expenses-Related Party	28,800	28,800
Accrued Expenses	69,104	82,235
Total Current Liabilities	155,751	139,035

Long - Term Asset Retirement Obligations	635,685	651,870

Partners' Deficit	(425,283)	(272,213)

Total Liabilities and Partners’ Equity	$366,153	$518,692

The accompanying notes are an integral part of these audited financial statements.

MDS ENERGY PUBLIC 2013-A LP

Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015

Natural Gas Revenue, net	$424,654	$625,770

Expenses
Gathering Expense	135,247	166,784
Well Maintenance	142,296	157,427
DD&A	91,383	1,375,411
Impact Fees	38,206	129,496
Professional Fees	89,612	99,999
Impairment Charge	-	5,181,550
Total Expenses	496,744	7,110,667

Net Loss	$(72,090)	$(6,484,897)

The accompanying notes are an integral part of these audited financial statements.

MDS ENERGY PUBLIC 2013-A LP

Statements of Partner's (Deficit) Equity

	Investor	Managing General
	Partners	Partner	Total

Balance December 31, 2014	$7,529,923	$(1,094,385)	$6,435,538

(Distributions) due from MGP	(242,364)	19,510 *	(222,854)
Net Loss	(5,439,555)	(1,045,342)	(6,484,897)

Balance at December 31, 2015	$1,848,004	$(2,120,217)	$(272,213)

(Distributions) due from MGP	(61,470)	21,597 *	(39,873)
Net Loss	(60,469)	(11,621)	(72,090)
Receivable from MGP	-	(41,107)	(41,107)
Balance at December 31, 2016	$1,726,065	$(2,151,348)	$(425,283)

*due to subordination

The accompanying notes are an integral part of these audited financial statements.

The MDS ENERGY PUBLIC 2013-A LP

Statements of Cash Flows

For the Years Ended December 31

	2016	2015
Cash flows from Operating activities
Net Loss	$(72,090)	$(6,484,897)
Adjustments to reconcile net loss to cash provided by operations
Depreciation Depletion & Amortization	91,383	1,375,411
Impairment Charge	-	5,181,550
Total Adjustments to net loss to reconcile to net cash from operating activities	19,293	72,064
Changes in assets and liabilities
Accounts Receivable	7,780	171,337
Accounts Payable and Accrued Expenses	16,716	4,406
Net Cash provided by operating activities	43,789	247,807

Cash flows from financing activities
Distributions	(61,470)	(242,364)

Net change in cash and cash equivalents	(17,681)	5,443
Cash and cash equivalents at beginning of year	23,707	18,264

Cash and cash equivalents at end of period	$6,026	$23,707

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Subordinated Distributions by the MGP	$21,597	$19,510
Asset Retirement obligation, change in estimate	$(48,393)	$526,741

The accompanying notes are an integral part of these audited financial statements.

MDS ENERGY PUBLIC 2013-A LP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

General partner units were converted by the Partnership to limited partners units upon the drilling and completion of all of the Partnership’s wells. In accordance with the terms of the Limited Partnership Agreement (Agreement), MDS manages all activates of the Partnership and acts as the intermediary for substantially all Partnership transactions. The Partnership operates a single business unit.

Investor Partners may request that MDS repurchase units at any time beginning with the fifth anniversary after the offering termination date when certain conditions are met. The repurchase price is set at predominantly 70% of the present worth of future net revenues from the Proved Reserves as determined under the last reserve report and is reduced by an amount equal to all debts of the Partnership or an amount equal to three times the total amount of distributions paid by the Partnership as a group during the previous twelve months. MDS is also permitted to adjust the purchase price under certain conditions for changes occurring after the date of the presentment request. Repurchase requests will be fulfilled by MDS on a first-come, first served basis and may not exceed 5% of the total units outstanding in any calendar year. During December 31, 2016 and 2015, the Partnership did not repurchase any units from limited partners.

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

Management’s Estimates – The preparation of the Partnership’s financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires this Partnership to make estimates and assumptions that affect the amounts reported in this Partnership’s financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of natural gas and natural gas liquids (NGL) sales revenue, proved reserves, future cash flows from natural gas and NGL’s properties.

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

Accounts Receivable - related party – The Partnership records an estimate of revenue to be received in future months for production in the months prior to the end of the reporting period, based upon estimated production information that is available to it. Substantially all of the Partnership’s production is sold to a related party of the Partnership. Management during 2016 recorded an allowance for doubtful accounts of $41,100 as of December 31st. As of December 31, 2015 there was no allowance for doubtful accounts recorded. It is reasonably possible this allowance may change in the future.

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

Reclassifications – Certain reclassifications have been made to the December 31, 2016 financial statements in order to conform with the current year presentation.

Proved Property Impairment - The Partnership assesses its producing natural gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a well by well basis using estimated production based upon prices at which the Partnership reasonably estimates the commodities to be sold.  The estimates of future prices may differ from current market prices of natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs, could result in a triggering event and, therefore, a possible impairment of the Partnership’s proved crude oil properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flows analysis, which is predominantly unobservable data or inputs, and is measured by the amount by which the net capitalized costs exceed their fair value.  Estimated undiscounted future net cash flows are determined using prices from the forward price curve at the measurement date.  Estimated discounted future net cash flows are determined utilizing a risk adjusted discount rate that is based on rates utilized by market participants that are commensurate with the risks inherent in the development of the underlying natural gas reserves.  Due to the availability of new reserve information, the Partnership reviewed its proved natural gas properties for impairment at December 31, 2016.  The Partnership recognized no impairment charge of proved properties for 2016 and an impairment of approximately $5,182,000 for year ended December 31, 2015.

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

As managing general partner, MDS has the right to withhold $200 per month of Partnership revenues in Partnership reserves to cover future plugging and abandonment costs of the well, beginning one year after each Partnership well begins producing. This $200 also includes the managing general partner’s share of revenues. The managing general partner’s retained revenues will be used exclusively for plugging and abandonment of the well. To the extent any portion of those reserves ultimately is not required for the plugging and abandonment costs of the well it will be returned to the general operating revenue of the Partnership. There were no funds withheld from the Partnership’s revenues for future plugging and abandonment costs during the years ended December 31, 2016 and 2015.

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

Revenue Recognition - Sales of gas are recognized when gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable, the MGP has used estimates of production as of December 31, 2016. Gas is sold by MDS to Snyder Brothers Gas Marketing, in the market at prevailing prices with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the gas fluctuates to remain competitive with other available gas supplies. As a result, the Partnership’s revenues from the sale of gas will suffer if market prices decline and benefit if they increase. However, MDS may from time to time enter into derivative agreements, usually with a term of two years or less which may either fix or collar a price in order to reduce market price fluctuations. The Partnership believes that the pricing provisions of its gas contracts are customary in the industry. The Partnership did not enter into derivative agreements for the years ended December 31, 2016 and 2015.

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

In August 2014, FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  (ASU No. 2014-15)  ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted.  Management has adopted ASU 2014-15 for the year ended December 31, 2016.

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

As of December 31, 2016 and 2015, the Partnership did not record an allowance for doubtful accounts. It is reasonably possible the estimate for uncollectible receivables will change periodically. Historically neither MDS nor any of the other Partnerships managed by the Partnership’s MGP, have experienced uncollectible accounts receivable. As of December 31, 2016 the Partnership sold 100% of the production to a related party and did not incur any losses on sales for the years ended December 31, 2016 and 2015, respectively.

NOTE 4 - PARTICIPATION IN COSTS AND REVENUES

For the year ended December 31, 2016, approximately $474,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 343,500 MCF at an average price of $1.38 per MCF. Royalties for this period were approximately $49,500. The estimated amount is further explained below.

For the year ended December 31, 2015, approximately $704,000 of gross revenue from the sale of natural gas had been received or estimated for approximately 451,000 MCF at an average price of $1.56 per MCF. Royalties for this period were approximately $78,000. The estimated amount is further explained below.

For the year ended December 31, 2016, the estimated amount of approximately $71,000 of gross revenue from the sale of natural gas had been recorded as revenue as a result of the Partnership estimating revenue not yet received, which is 45,500 MCF at an average price per MCF of $1.56. These estimates are recorded as accounts receivable net of royalties approximating $9,000. The total estimate of expenses to be deducted from those amounts is approximately $55,000, which are typically transportation, well maintenance and lease operating expense.

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

The Partnership Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the agreement during the first 8 years of operations beginning the earlier of the first full year of operation after all wells begin production or 12 months after the final closing of the Partnership. In general, if the cumulative distributions to the investors is less than 10% of their subscriptions for years 1 through 5 and 7.5% of their subscriptions for years 6 through 8, MDS will subordinate up to 60% of its share, as MGP, of Partnership gross production revenues. As a result of the trend of lower revenue per MCF that the industry is currently experiencing, the MGP has subordinated 60% of its revenue interest beginning August 2014 and continuing through December 2015. During the years ended December 31, 2016 and December 31, 2015, the MGP subordinated $21,600 and $19,500, respectively which was distributed to investors. The MGP’s share of expenses exceeds its share of revenue, due to the subordination, thus the MGP is not currently receiving distributions and owes the Partnership $41,100 as of December 31, 2016, which was reclassified to contra equity of the MGP.

NOTE 6 – NATURAL GAS PROPERTIES

The Partnership is engaged solely in natural gas activities, all of which are located in Armstrong County, Pennsylvania. Costs capitalized for these activities are as follows:

	December 31, 2016	December 31, 2015
Leasehold Costs	$124,987	$124,987
Asset Retirement Obligation Asset	594,110	642,503
Development Costs	2,210,505	2,210,505
Natural gas properties, successful efforts method	2,929,602	2,977,995
Less: Accumulated Depreciation, Depletion and
Amortization	2,640,455	2,581,280
Natural Gas Properties – net	$289,147	$396,715

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Changes in carrying amount of asset retirement obligations associated with natural gas properties for December 31, are as follows:

	December 31, 2016	December 31, 2015
Balance beginning of year:	$651,870	$129,630
Change in Obligations assumed with development activities	-	-
Change in Estimate	(48,393)	517,739
Accretion expense	32,208	4,501
Balance at end of year:	$635,685	$651,870

Cause for Change in Estimate –  In 2016, the MGP revised its assumptions related to the lives of the assets being extended due to the reserve reports.

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

Transactions with Managing Partner and Affiliates

MDS is reimbursed for certain partnership expenses and receives fees for services as provided for in the Agreement. The Partnership paid MDS approximately $115,200 and $85,600 for well maintenance fees, during 2016 and 2015, respectively. The Partnership also has an Accrued Liability of $28,800 due to the MGP as of December 31, 2016 and 2015.

The Partnership also paid a related party SBI $135,250 and $167,000 respectively during 2016 and 2015 for transportation fees.

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

The affiliated companies have various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination. The affiliated companies conduct periodic reviews to identify changes in their environmental risk profile. Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The MGP is not aware of any environmental claims existing as of December 31, 2016 and 2015. However, there can be no assurance that current regulatory requirements will not change or unknown past noncompliance with environmental laws will not be discovered on the Partnership’s properties.

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

Proved reserves estimates may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. This Partnership's net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Proved developed reserves are the quantities of natural gas expected to be recovered from currently producing zones under the continuation of present operating methods. Proved undeveloped reserves are those reserves expected to be recovered from existing wells where a relatively major expenditure is required for additional reserve development. As of December 31, 2016 there are no proved undeveloped reserves for this Partnership.

The price used to estimate the Partnership’s reserves was approximately $ 1.003.

The following table presents the Partnership’s proved developed reserves as of December 31, 2016, the last time a reserve report was prepared

Proved developed reserves	Gas (MMCF )
January 1, 2016	1,516
Revisions	111
Production	(344)
December 31, 2016	1,283

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer, concluded that, at December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The following table sets forth information as of March 29, 2017 with respect to those persons who serve as the officers of our MGP:

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

Michael D. Snyder, age 32, has served as the Chief Executive Officer and President of the MGP since its formation in February 2011. Mr. Snyder has over ten years of experience in all phases of natural gas exploration and development in western Pennsylvania. He also serves as the Chief Executive Officer and President of M/D Gas, Inc. since March 2008 and as the sole Director of M/D Gas, Inc. since January 2011. Mr. Snyder previously served as Vice President of M/D Gas, Inc. from its formation in May 2006 until March 2008 and as a director of M/D Gas, Inc. from May 2006 to January 2011. He further serves as President and Chief Executive Officer of First Class since its formation in December 2007, and President of MDS Associated Companies, Inc. since its formation in January 2008 and sole Director of MDS Associated Companies, Inc. since January 2011. Mr. Snyder is a son of David E. Snyder, the Chairman, Chief Executive Officer and President of Snyder Brothers, Inc., the brother of Bryan K. Snyder, a Vice President of Snyder Brothers, Inc., a nephew of Mark A. Snyder, the corporate Secretary of Snyder Brothers, Inc.. Mr. Michael Snyder is also an indirect minority shareholder of Snyder Brothers, Inc. There is no minimum amount of time that Mr. Snyder devotes exclusively to the business of MDS Energy Public 2013-A LP. Mr. Snyder devotes approximately 95% of his professional time to the business and affairs of the MGP and its affiliates.

Randall L. Morris, Jr., age 35, has served as the Vice President of Operations of the MGP since July 2012. Mr. Morris also serves as the Vice President of Operations of M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously, Mr. Morris served as the Vice President and Chief Engineer of the MGP from February 2011 to July 2012. Mr. Morris also previously served as the Vice President and Chief Engineer of M/D Gas, Inc. and MDS Associated Companies, Inc. from July 2008 to July 2012. Before that he was an Engineer for General Electric from May 2005 until April 2007 and he was a Field Engineer Specialist for Northrop Grumman from July 2004 until May 2005. Mr. Morris received a Bachelor of Science degree in Mechanical Engineering from The Pennsylvania State University in 2004. There is no minimum amount of time that Mr. Morris devotes exclusively to the business of MDS Energy Public 2013-A LP. Mr. Morris devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Mark H. Axel, age 39, has served as the Chief Financial Officer of the MGP since January 2016. Prior to January 2016 Mr. Axel served as the Controller of the MGP from April 2015 until January 2016. Mr. Axel was employed as a Controller by Stonehaven Energy, LLC and Mid Atlantic Capital Group, Inc for 11 years prior to joining the MGP. He was responsible for the day to day accounting functions and reported directly to the CEO, CFO and Board of Directors. Mr. Axel received a Bachelor degree in Accounting with a minor in Management from Waynesburg University in 2000. There is no minimum amount of time that Mr. Axel will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Axel devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Michael S. Knapp, age 34, has served as the Vice President of Land & Public Relations for the MGP since July 2012. Mr. Knapp also serves as the Vice President of Land & Public Relations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Previously he served as founder and President of Knapp Acquisitions & Production, LLC from December 2009 to July 2012, land acquisition agent for MDS Energy from October 2007 to August 2009 and founder and President of OC Pool Management, Inc. from March 2005 to October 2008. Michael S. Knapp is a brother of Jason C. Knapp, the President and Chief Executive Officer of MDS Securities, LLC., which serves as the dealer-manager of this offering. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Adam W. Zellman, age 35, has served as the Vice President of Natural Gas Operations for the MGP since July 2012. Mr. Zellman also serves as the Vice President of Natural Gas Operations for M/D Gas, Inc. and MDS Associated Companies, Inc. since July 2012. Mr. Zellman previously served as the Production Manager for MDS Energy since October 2007. Mr. Zellman supervises and coordinates the maintenance and production of natural gas from vertical Marcellus Shale wells, in addition to shallower wells drilled to other zones or formations in the Appalachian Basin. Mr. Zellman received a Bachelor of Science degree in Environmental Geography from Indiana University of Pennsylvania in 2005. There is no minimum amount of time that Mr. Zellman will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Zellman devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates.

Jason C. Knapp, age 30, has served as the Vice President of Partnership Administration and Secretary for the MGP since January 2013. Mr. Knapp also serves as the Vice President of Partnership Administration and Secretary of MDS Associated Companies, Inc. and M/D Gas, Inc. since January 2013. Mr. Knapp also serves as the Secretary of First Class. Previously he served as a land acquisition agent for MDS Energy from July 2010 to April 2012. Mr. Knapp continues to serve as a land manager for MDS Energy Mr. Knapp is also President and Chief Executive Officer of MDS Securities, LLC, which serves as the dealer-manager of this offering. Mr. Knapp received a Bachelor of Arts degree in Philosophy from the University of Maryland, College Park in May 2010. There is no minimum amount of time that Mr. Knapp will devote exclusively to the business of MDS Energy Public 2013-A LP. Mr. Knapp devotes approximately 100% of his professional time to the business and affairs of the MGP and its affiliates. Jason C. Knapp is a brother of Michael S. Knapp, the Vice President of Land & Public Relations for the MGP.

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

As of December 31, 2016, we had 1,508.57 units outstanding. No officer or director of our MGP owns any units, with the exception of the CEO and President owns 28.4 units. Although, subject to certain conditions, investor partners may present their units to us beginning with the fifth calendar year after the partnership closes for purchase, our MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year. Our MGP is owned 100% by MDS Associated Companies, Inc.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Natural Gas Revenues - Our MGP is allocated approximately 16.1% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 8% of our subscriptions, and its contributions to us of all of the oil and gas leases for a total capital contribution of $1,325,067. During the years ended December 31, 2016 and 2015, the MGP subordinated 60% of its net revenue interest resulting in a receivable due to the MGP’s portion of expenses exceeding the remaining portion of the MGP’s net revenue interest received.

Well Charges - Our MGP, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amounts of $800 per well per month. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the year ended December 31, 2016 and 2015, our MGP received $115,200 and $85,600, respectively, for well supervision fees.

Transportation Fee - We will pay gathering fees to our MGP, and other related party companies including SBI, MDS Energy, Furnace Run Pipeline, LP, and Mushroom Farm Pipeline, LP at a competitive rates for each MCF of our natural gas transported. For the years ended December 31, 2016 and 2015, gathering fees of approximately $135,250 and $167,000 respectively, were paid to our MGP or to affiliated companies.

Accounting Fee – The Partnership pays the costs associated with filing the tax returns and audits directly to their outside independent audit firm. During year ended December 31, 2016 and December 31, 2015 the Partnership paid $83,000 and $63,000 respectively, for accounting fees. During the year ended December 31, 2016 and 2015, the company incurred other professional fees of $6,600 and $37,000, respectively.

Subordination – The MGP during year ended 2016, was still subordinating revenues to the Partnership per the offering documents. After subordination, the MGP’s remaining share of the net revenue interest was less than its share of expense during 2016 and 2015.

Other Compensation - For the year ended December 31, 2016 our MGP did advance funds to us, and the funds advanced have not been repaid as of  March 29, 2017

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2016 and 2015, the accounting fees and services charged by our independent registered auditors, Schneider Downs & Co., Inc. were as follows:

	Years Ended December 31,
	2016	2015
Audit fees	$83,000	$63,000

Audit Committee Pre-Approval Policies and Procedures

We do not have an Audit Committee nor does our MGP. On at least an annual basis, our MGP’s CEO and President and Chief Financial Officer will review audit and non-audit services performed by Schneider Downs & Co., Inc. as well as the fees charged by Schneider Downs & Co., Inc. for such services. Our policy is that all audit and non-audit services must be pre-approved by our MGP’s CEO and President and Chief Financial Officer. All of such services and fees were pre- approved during 2016 and 2015.

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

MDS ENERGY PUBLIC 2013 - A LP

MDS Energy Development, LLC, its Managing General Partner

Date: March 29, 2017	/s/ Michael D. Snyder
Michael D. Snyder, Chief Executive Officer and President

Date: March 29, 2017	/s/ Mark H Axel
Mark H Axel, Chief Financial Officer

